Form 10-Q
period 2022-03-31
Juniper II Corp.
filed 2022-05-16
CIK 1838814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File
No. 001-41014

JUNIPER II CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-1434822
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3790 El Camino Real #818 Palo Alto, California	94306
(Address of principal executive offices)	(Zip Code)
(650) 292-9660
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes   ☒    No  ☐
As of May
1
3
, 2022, 29,900,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the registrant’s units), par value $0.0001, and 7,475,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

JUNIPER II CORP.
Quarterly Report on
Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 (Unaudited) and the Three Months Ended March 31, 2021	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 (Unaudited) and the Three Months Ended March 31, 2021	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 (Unaudited) and the Three Months Ended March 31, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
JUNIPER II CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,327,438	$1,804,832
Prepaid expenses	434,209	446,283

Total current assets	1,761,647	2,251,115
Prepaid expenses—long-term	248,498	354,748
Investments held in Trust Account	304,989,858	304,983,967

Total Assets	$307,000,003	$307,589,830

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$160,639	$437,222
Accrued expenses	167,189	133,213
Franchise tax payable	230,822	181,457

Total current liabilities	558,650	751,892
Derivative warrant liabilities	12,263,100	23,778,500
Deferred underwriting commissions	10,465,000	10,465,000

Total Liabilities	23,286,750	34,995,392
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 29,900,000 s hares at $10.20 per share redemption value at March 31, 2022 and December 31, 2021	304,980,000	304,980,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,475,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	748	748
Additional paid-in capital	—	—
Accumulated deficit	(21,267,495)	(32,386,310)

Total stockholders’ deficit	(21,266,747)	(32,385,562)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$307,000,003	$307,589,830

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
	(Unaudited)
General and administrative expenses	$323,111	$1,882
General and administrative expenses—related party	30,000	—
Franchise tax expenses	49,365	48,817

Loss from operations	(402,476)	(50,699)
Other income:
Change in fair value of derivative warrant liabilities	11,515,400	—
Income from investments held in Trust Account	5,891	—

Total other income	11,521,291	—

Net income (loss)	$11,118,815	$(50,699)

Weighted average shares outstanding of Class A common stock, basic and diluted	29,900,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.30	$—

Weighted average shares outstanding of Class B common stock, basic and diluted (1)(2)	7,475,000	5,625,000

Basic and diluted net income (loss) per share, Class B common stock	$0.30	$(0.01)

(1)
This number excludes an aggregate of up to 843,750 shares of Class B common stock subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised their over-allotment option in full on November 8,
2021
; thus, these 975,000 shares were no longer subject to forfeiture.

(2)
On July 12, 2021, the Sponsor effected a surrender of 5,031,250 shares of Class B common stock to the Company for no consideration, which the Company canceled, resulting in a decrease in the total number of shares of Class B common stock outstanding from 11,500,000 to 6,468,750. All shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	7,475,000	$748	$—	$(32,386,310)	$(32,385,562)
Net income	—	—	—	—	—	11,118,815	11,118,815

Balance—March 31, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(21,267,495)	$(21,266,747)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total
	Class A		Class B (1)(2)		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance—December 31, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(50,699)	(50,699)

Balance—March 31, 2021	—	$—	6,468,750	$647	$24,353	$(50,699)	$(25,699)

(1)
This number includes up to 843,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters exercised their over-allotment option in full on November 8, 2021; thus, these 975,000 shares were no longer subject to forfeiture.

(2)
On July 12, 2021, the Sponsor effected a surrender of 5,031,250 shares of Class B common stock to the Company for no consideration, which the Company canceled, resulting in a decrease in the total number of shares of Class B common stock outstanding from 11,500,000 to 6,468,750. All shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$11,118,815	$(50,699)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,515,400)	—
Income from investments held in Trust Account	(5,891)	—
Changes in operating assets and liabilities:
Prepaid expenses	12,074	—
Prepaid expenses—long-term	106,250	—
Accounts payable	155,642	1,882
Accrued expenses	33,976	—
Franchise tax payable	49,365	48,817

Net cash used in operating activities	(45,169)	—

Cash Flows from Financing Activities:
Proceeds from advances from related parties	—	12,244,717
Offering costs paid	(432,225)	(134,115)

Net cash provided by (used in) financing activities	(432,225)	12,110,602

Net change in cash	(477,394)	12,110,602
Cash—beginning of the period	1,804,832	—

Cash—end of the period	$1,327,438	$12,110,602

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Offering costs included in accounts payable	$89,200	$12,000

Offering costs included in accrued expenses	$15,000	$225,481

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Juniper II Corp. (the “Company”) was incorporated in Delaware on December 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activities from December 30, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Juniper II Management, LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for the Company’s Initial Public Offering were declared effective on November 3, 2021. On November 8, 2021, the Company consummated its Initial Public Offering of 29,900,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered in the Initial Public Offering, the “Public Shares”), including 3,900,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $299.0 million, and incurring offering costs of approximately $17.3 million, of which approximately $10.5 million and approximately $560,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivative warrant liabilities, respectively.
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
The per-share amount
to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). The Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s Class B common stock (“Founder Shares”) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

The Company will have 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination for six months (for a total of 24 months to complete a Business Combination) without submitting such proposed extension to the stockholders for approval or offering the Public Stockholders redemption rights in connection therewith. In order to extend the time available for the Company to consummate the initial Business Combination for an additional six months, the Sponsor or its affiliates or designees must deposit into the Trust Account an amount of $0.10 per Public Share, or approximately $3.0 million in the aggregate, on or prior to 18-month anniversary of the closing of the Initial Public Offering. Any such payments would be made in the form of a loan.
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
The Sponsor agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their right to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $1.3 million in cash and working capital of approximately $1.2 million.
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
Accordingly, management has
since re-evaluated the
Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the condensed financial statements were issued. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 global
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Emerging Growth Company
The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in
accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, there were no cash equivalents present.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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
Offering Costs associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
the end of each reporting period.
The warrants issued to investors in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at March 31, 2022 and December 31, 2021.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted on January 21, 2021 and are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of these financial statements, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. See Note 4.
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
There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the three months ended March 31,
	2022		2021
	Class A	Class B	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$8,895,052	$2,223,763	$(50,699)
Denominator:
Basic and diluted weighted average common shares outstanding	29,900,000	7,475,000	5,625,000

Basic and diluted net loss per common share	$0.30	$0.30	$(0.01)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
Note 4—Related Party Transactions
Founder Shares
On January 21, 2021, the Sponsor paid $25,000 on behalf of the Company to cover certain offering costs in exchange for issuance of 8,625,000 Founder Shares. On February 4, 2021, the Company effected a forward stock split that increased the number of Founder Shares held by the Sponsor from 8,625,000 to 11,500,000. On July 12, 2021, the Sponsor surrendered, for no consideration, an aggregate of 5,031,250 Founder Shares, which the Company canceled, resulting in an aggregate of 6,468,750 Founder Shares outstanding. Immediately prior to the consummation of the Initial Public Offering, the Company effected a stock dividend with respect to the Company’s Class B common stock, resulting in an aggregate of 7,475,000 shares of Class B common stock outstanding. The Founder Shares included an aggregate of up 975,000 shares subject to forfeiture to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the Company’s initial Stockholders would own, on an as-converted basis,
20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 8, 2021; thus, these 975,000 Founder Shares were no longer subject to forfeiture.
In March and April 2021, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors and to Darius Adamczyk, one of the advisors. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).

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

Extension Loans
If the Company anticipates that it may not be able to consummate the initial Business Combination within 18
months from the closing of the Initial Public Offering, the Company may, but are not obligated to, extend the period of time to consummate a Business Combination by an additional six months (for a total of 24 months to complete an initial Business Combination), as described in Note 1. In connection with such extension, the Sponsor or its affiliates or designees may loan the Company the required funds to deposit into the Trust Account an amount of $0.10 per Public Share, or approximately $3.0 million in the aggregate. Any such payments would be made in the form of a loan (the “Extension Loans”). The loans will be non-interest bearing
and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts.
Administrative Support Agreement
On November 3, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and
-0-,
respectively, in expenses for these services, which is included in general and administrative expenses – related party on the accompanying condensed statements of operations. The Company accrued $30,000 and $
20,000
 as of March 31, 2022 and December 31, 2021, respectively, for these services on the accompanying condensed balance sheets.
Note 5—Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriter
a 45-day
option
from the date of the Initial Public Offering to purchase up
to 3,900,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised such over-allotment option in full on November 8, 2021.
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
Note 6—Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 29,910,000 warrants outstanding, comprised of 14,950,000 and 14,960,000 Public Warrants and Private Placement Warrants.
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a

Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 29,900,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(9,269,000)
Class A shares issuance costs	(16,729,831)
Plus:
Accretion of carrying value to redemption value	31,978,831

Class A common stock subject to possible redemption	$304,980,000

Note 8—Stockholder’s Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 29,900,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 7).
Class
 B Common Stock
— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of November 8, 2021, there were 7,475,000 shares of Class B common stock issued and outstanding. Of the 7,475,000 shares of Class B common stock outstanding, up to 975,000 shares were subject to forfeiture to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the Company’s initial stockholders would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters exercised the over-allotment option in full on November 8, 2021; thus, these 975,000 shares of Class B common stock were no longer subject to forfeiture.
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

Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$304,989,858	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$6,129,500	$—	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$6,133,600
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$304,983,967	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$11,810,500	$—	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$11,968,000
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
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black Scholes simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 22, 2021. The Private Placement Warrants were measured at fair value using a Black Scholes simulation model at March 31, 2022 and December 31, 2021. For the three months ended March 31, 2022, the Company recognized a non-operating
gain resulting from an increase in the fair value of liabilities of approximately $11.5 million, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.
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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of March 31, 2022
Exercise price	$11.50
Stock price	$9.95
Volatility	6.5%
Risk-free rate	2.43%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities utilizing Level 3 measurements for the three months ended March 31, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$11,968,000
Change in fair value of derivative warrant liabilities	(5,834,400)

Derivative warrant liabilities at March 31, 2022	$6,133,600

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we”, “us”, “our” or the “company” are to Juniper II Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report (“Report”). You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part I, Item 1 of this Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (the “2021 Annual Report”).
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).
Overview
We are a blank check company incorporated in Delaware on December 30, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“business combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor (“sponsor”) is Juniper II Management, LLC, a Delaware limited liability company and an affiliate of certain of our officers and directors.
Our registration statement for our initial public offering (the “initial public offering”) was declared effective on November 3, 2021. On November 8, 2021, we consummated the initial public offering of 29,900,000 units (the “units” and, with respect to the shares of our Class A common stock, $0.0001 par value per share (“Class A common stock”), included in the units sold in the initial public offering (whether purchased in the initial public offering or thereafter in the open market), the “public shares”), including 3,900,000 units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $299.0 million, and incurring offering costs of approximately $17.3 million, of which approximately $10.5 million and approximately $560,000 was for deferred underwriting commissions and offering costs allocated to derivative warrant liabilities, respectively.
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
Upon the closing of the initial public offering and the private placement, approximately $305.0 million ($10.20 per unit) of net proceeds, including the net proceeds of the initial public offering and certain of the proceeds of the private placement, was placed in the trust account (the “trust account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the company meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released until the earliest to occur of: (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering (or 24 months, if we extend the period of time to consummate a business combination) or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock; and (c) the redemption of all of our public shares if we have not completed our initial business combination within 18 months (or 24 months, if extended) from the closing of the initial public offering, subject to applicable law. Based on current interest rates, we expect that interest income earned on the trust account (if any) will be sufficient to pay our income and franchise taxes.
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
Results of Operations
Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.
For the three months ended March 31, 2022, we had a net income of approximately $11.1 million, which consisted approximately $6,000 in interest income from investments held in the trust account, non-operating
income of approximately $11.5 million resulting from changes in fair value of derivative warrant liabilities, offset by approximately $402,000 in general and administrative expenses, approximately $49,000 in franchise tax expense and $30,000 in general and administrative expenses – related party.
For the three months ended March 31, 2021, we had a net loss of approximately $51,000, which consisted of approximately $49,000 in franchise tax expense and approximately $2,000 in general and administrative expenses.
Liquidity and Going Concern
As of March 31, 2022, we had approximately $1.3 million in cash and working capital of approximately $1.2 million.
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
Accordingly, our management has since re-evaluated the liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the condensed financial statements were issued. Over this time period, the company will be using the funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire and structuring, negotiating and consummating the business combination.
However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” our management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern.

Related Party Transactions
Founder Shares
On January 21, 2021, our sponsor paid $25,000 on behalf of us to cover certain offering costs in exchange for issuance of 8,625,000 shares of our Class B common stock, $0.0001 par value per share (“Class B common stock” and, with respect to such shares of Class B common stock, the “founder shares”). On February 4, 2021, we effected a forward stock split that increased the number of founder shares held by our sponsor from 8,625,000 to 11,500,000. On July 12, 2021, our sponsor surrendered, for no consideration, an aggregate of 5,031,250 founder shares, which we canceled, resulting in an aggregate of 6,468,750 founder shares outstanding. Immediately prior to the consummation of the initial public offering, we effected a stock dividend with respect to our Class B common stock, resulting in an aggregate of 7,475,000 shares of Class B common stock outstanding. The founder shares included an aggregate of up 975,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ option to purchase additional units was not exercised in full or in part, so that our initial stockholders would own, on an as-converted basis,
20% of our issued and outstanding shares after the initial public offering. The underwriters exercised their over-allotment option in full on November 8, 2021; thus, these 975,000 founder shares were no longer subject to forfeiture.
In March and April 2021, our sponsor transferred 35,000 founder shares to each of our independent directors and to Darius Adamczyk, one of our advisors. The transfer of the founder shares is in the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The founders shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the founders shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, we determined that a business combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of founders shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).
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
Private Placement Warrants
Simultaneously with the closing of the initial public offering, we consummated the private placement of 14,960,000 private placement warrants (the “private placement warrants”), at a price of $1.00 per private placement warrant to our sponsor, generating proceeds of approximately $15.0 million.

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
Critical Accounting Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.
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
the end of each reporting period.
The warrants issued to investors in our initial public offering and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants and private placement warrants were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of the public warrants has been measured based on the listed market price of such public warrants. The private placement warrants are measured at fair value using a Black Scholes model at March 31, 2022 and December 31, 2021.
Recent Accounting Pronouncements
See Note 2 to the condensed financial statements included in Part I, Item 1 of this Report for a discussion of recent accounting pronouncements.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth
companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
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
As of March 31, 2022, as required by
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
the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors.
Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in such filing, except for the below risk factor.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNIPER II CORP.

Date: May 16, 2022	By:	/s/ Murray Grainger
Murray Grainger
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Noah Kindler
Noah Kindler
Chief Financial Officer and Chief Technology Officer
(Principal Accounting and Financial Officer)