Form 10-Q
period 2022-06-30
Juniper II Corp.
filed 2022-08-15
CIK 1838814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2022
, 29,900,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the registrant’s units), par value $0.0001, and 7,475,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

JUNIPER II CORP.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
JUNIPER II CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$923,252	$1,804,832
Prepaid expenses	521,601	446,283

Total current assets	1,444,853	2,251,115
Deferred tax asset	17,458	—
Prepaid expenses—long-term	142,248	354,748
Investments held in Trust Account	305,201,141	304,983,967

Total Assets	$306,805,700	$307,589,830

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$27,589	$437,222
Accrued expenses	213,178	133,213
Franchise tax payable	280,685	181,457
Income tax payable	4,954	—

Total current liabilities	526,406	751,892
Derivative warrant liabilities	5,682,900	23,778,500
Deferred underwriting commissions	10,465,000	10,465,000

Total Liabilities	16,674,306	34,995,392
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 29,900,000 shares at $10.20 per share redemption value at June 30, 2022 and December 31, 2021	304,980,000	304,980,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,475,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	748	748
Additional paid-in capital	—	—
Accumulated deficit	(14,849,354)	(32,386,310)

Total stockholders’ deficit	(14,848,606)	(32,385,562)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$306,805,700	$307,589,830

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)

General and administrative expenses	$305,983	$4	$629,094	$1,886
General and administrative expenses - related party	30,000	—	60,000	—
Franchise tax expenses	49,863	—	99,228	48,817

Loss from operations	(385,846)	(4)	(788,322)	(50,703)
Other income:
Change in fair value of derivative warrant liabilities	6,580,200	—	18,095,600	—
Income from investments held in Trust Account	211,283	—	217,174	—

Net income (loss) before income taxes	6,405,637	(4)	17,524,452	(50,703)
Income tax benefit	12,504	—	12,504	—

Net income (loss)	$6,418,141	$(4)	$17,536,956	$(50,703)

Weighted average shares outstanding of Class A common stock, basic and diluted	29,900,000	—	29,900,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.17	$—	$0.47	$—

Weighted average shares outstanding of Class B common stock, basic and diluted(1)(2)	7,475,000	6,500,000	7,475,000	5,781,768

Basic and diluted net income (loss) per share, Class B common stock	$0.17	$(0.00)	$0.47	$(0.01)

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

JUNIPER II CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	7,475,000	$748	$—	$(32,386,310)	$(32,385,562)
Net income	—	—	—	—	—	11,118,815	11,118,815

Balance - March 31, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(21,267,495)	$(21,266,747)
Net income	—	—	—	—	—	6,418,141	6,418,141

Balance - June 30, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(14,849,354)	$(14,848,606)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B(1)(2)
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(50,699)	(50,699)

Balance - March 31, 2021	—	$—	6,468,750	$647	$24,353	$(50,699)	$(25,699)
Net loss	—	—	—	—	—	(4)	(4)

Balance - June 30, 2021 (Unaudited)	—	$—	6,468,750	$647	$24,353	$(50,703)	$(25,703)

(1)
This number includes up to 843,750 shares of Class B common stock that were subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised their over-allotment option in full on November 8, 2021; thus, these 975,000 shares were no longer subject to forfeiture.

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

JUNIPER II CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021

	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$17,536,956	$(50,703)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(18,095,600)	—
General and administrative expenses advanced by related parties	—	1,543
Income from investments held in Trust Account	(217,174)	—
Changes in operating assets and liabilities:
Prepaid expenses	(75,318)	—
Deferred tax asset	(17,458)	—
Prepaid expenses - long-term	212,500	—
Accounts payable	111,792	383
Accrued expenses	79,965	—
Franchise tax payable	99,228	48,817
Income tax payable	4,954	—

Net cash used in operating activities	(360,155)	40

Cash Flows from Financing Activities:
Proceeds from advances from related parties	—	12,351,103
Repayment of advances from related parties	—	(12,216,988)
Offering costs paid	(521,425)	(134,115)

Net cash provided by (used in) financing activities	(521,425)	—

Net change in cash	(881,580)	40
Cash - beginning of the period	1,804,832	—

Cash - end of the period	$923,252	$40

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in accounts payable	$—	$84,931
Offering costs included in accrued expenses	$15,000	$225,481
Offering costs advanced by related parties	$—	$29,838
The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Juniper II Corp. (the “Company”) was incorporated in Delaware on December 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activities from December 30, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $923,000 in cash and working capital of approximately $936,000.
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
“Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents present.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $
250,000
, and any cash held in Trust Account. As of June
30
,
2022
and December
31
,
2021
, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The warrants issued to investors in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at June 30, 2022 and December 31, 2021.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022, and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception. The Company’s effective tax rate was 0.11% and 0.03% for the three and six months ended June 30, 2022, and 0.00% for three and 6 months ended June 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic
260
, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of
29,910,000
shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the three months ended June 30,			For the six months ended June 30,
	2022		2021	2022		2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$5,134,513	$1,283,628	$(4)	$14,029,565	$3,507,391	$(50,703)
Denominator:
Basic and diluted weighted average common shares outstanding	29,900,000	7,475,000	6,500,000	29,900,000	7,475,000	5,781,768

Basic and diluted net income (loss) per common share	$0.17	$0.17	$(0.00)	$0.47	$0.47	$(0.01)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 - Initial Public Offering
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
Each Unit consists of one share of Class A common stock and
one-half
of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions
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
In March and April 2021, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors and to Darius Adamczyk, one of the advisors. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Extension Loans
If the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional six months (for a total of 24 months to complete an initial Business Combination), as described in Note 1. In connection with such extension, the Sponsor or its affiliates or designees may loan the Company the required funds to deposit into the Trust Account an amount of $0.10 per Public Share, or approximately $3.0 million in the aggregate. Any such payments would be made in the form of a loan (the “Extension Loans”). The loans will be non-interest
bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts.
Administrative Support Agreement
On November 3, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 and
-0-,
respectively, in expenses for these services, which is included in general and administrative expenses - related party on the accompanying condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and
-0-,
respectively, in expenses for these services, which is included in general and administrative expenses - related party on the accompanying condensed statements of operations. The Company accrued $80,000 and $20,000 as of June 30, 2022 and December 31, 2021, respectively, for these services on the accompanying condensed balance sheets.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies
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
Underwriting Agreement
The Company granted the underwriters a
45-day option
from the date of the Initial Public Offering to purchase up to 3,900,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised such over-allotment option in full on November 8, 2021.
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, approximately $6.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or approximately $10.5 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 6 - Derivative Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 29,910,000 warrants outstanding, comprised of 14,950,000 and 14,960,000 Public Warrants and Private Placement Warrants.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “-Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00” and “-Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “-Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Note 7 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 29,900,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(9,269,000)
Class A shares issuance costs	(16,729,831)
Plus:
Accretion of carrying value to redemption value	31,978,831

Class A common stock subject to possible redemption	$304,980,000

Note 8 - Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 29,900,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 7).

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Class
 B Common Stock
- The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of November 8, 2021, there were 7,475,000 shares of Class B common stock issued and outstanding. Of the 7,475,000 shares of Class B common stock outstanding, up to 975,000 shares were subject to forfeiture to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the Company’s initial stockholders would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters exercised the over-allotment option in full on November 8, 2021; thus, these 975,000 shares of Class B common stock were no longer subject to forfeiture.
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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$305,201,141	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$2,840,500	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$2,842,400
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$304,983,967	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$11,810,500	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$11,968,000

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially measured at fair value using a Black Scholes simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since December 22, 2021. The Private Placement Warrants were measured at fair value using a Black Scholes simulation model at June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022, the Company recognized a non-operating
gain/(loss) resulting from an increase in the fair value of liabilities of approximately $6.6 million and $18.1 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.
The fair value of the Public Warrants and the Private Placement Warrants were measured using Black-Scholes option pricing model and binomial-lattice based approach. The estimated fair value of the Public Warrants and the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model and a binomial-lattice based method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2022
Exercise price	$11.50
Stock price	$9.93
Volatility	2.6%
Risk-free rate	3.01%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities utilizing Level 3 measurements for the six months ended June 30, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$11,968,000
Change in fair value of derivative warrant liabilities	(5,834,400)

Derivative warrant liabilities at March 31, 2022	$6,133,600
Change in fair value of derivative warrant liabilities	(3,291,200)

Derivative warrant liabilities at June 30, 2022	$2,842,400

Note 10 - Subsequent Events
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
Results of Operations
Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.
For the three months ended June 30, 2022, we had a net income of approximately $6.4 million, which consisted of approximately $211,000 in interest income from investments held in the trust account, non-operating
income of approximately $6.6 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $306,000 in general and administrative expenses, approximately $50,000 in franchise tax expense, $30,000 general and administrative expenses - related party and approximately $13,000 in income tax benefit.
For the three months ended June 30, 2021, we had a net loss of $4, which consisted entirely of general and administrative expenses.
For the six months ended June 30, 2022, we had a net income of approximately $17.5 million, which consisted of approximately $217,000 in interest income from investments held in the trust account, non-operating
income of approximately $18.1 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $629,000 in general and administrative expenses, approximately $99,000 in general and administrative expenses - related party and approximately $13,000 in income tax benefit.
For the six months ended June 30, 2021, we had a net loss of approximately $51,000, which consisted of approximately $49,000 in franchise tax expense and approximately $2,000 in general and administrative expenses.

Liquidity and Going Concern
As of June 30, 2022, we had approximately $923,000 in cash and working capital of approximately $936,000.
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
“Presentation of Financial Statements-Going Concern,” our management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern.
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
In March and April 2021, our sponsor transferred 35,000 founder shares to each of our independent directors and to Darius Adamczyk, one of our advisors. The transfer of the founder shares is in the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The founders shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the founders shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, we determined that a business combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of founders shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).

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
Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies and estimates during the six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the condensed financial statements included in Part I, Item 1 of this Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
As of June 30, 2022, as required by Rules
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
and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
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

JUNIPER II CORP.

Date: August 15, 2022	By:	/s/ Murray Grainger
Murray Grainger
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Noah Kindler
Noah Kindler
Chief Financial Officer and Chief Technology Officer
(Principal Accounting and Financial Officer)