Form 10-Q
period 2022-09-30
Juniper II Corp.
filed 2022-11-14
CIK 1838814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November
11
, 2022, 29,900,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the registrant’s units), par value $0.0001, and 7,475,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

JUNIPER II CORP.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
JUNIPER II CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$803,653	$1,804,832
Prepaid expenses	539,714	446,283

Total current assets	1,343,367	2,251,115
Prepaid expenses—long-term	35,998	354,748
Investments held in Trust Account	306,655,873	304,983,967

Total Assets	$308,035,238	$307,589,830

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$9,661	$437,222
Accrued expenses	268,588	133,213
Franchise tax payable	149,639	181,457
Income tax payable	143,331	—
Deferred income taxes	180,270	—

Total current liabilities	751,489	751,892
Derivative warrant liabilities	4,112,650	23,778,500
Deferred underwriting commissions	10,465,000	10,465,000

Total Liabilities	15,329,139	34,995,392
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 29,900,000 shares at $10.24 and $10.20 per share redemption value at September 30, 2022 and December 31, 2021, respectively	306,097,155	304,980,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,475,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	748	748
Additional paid-in capital	—	—
Accumulated deficit	(13,391,804)	(32,386,310)

Total stockholders’ deficit	(13,391,056)	(32,385,562)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$308,035,238	$307,589,830

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
General and administrative expenses	$229,740	$55	$858,834	$1,941
General and administrative expenses—related party	30,000	—	90,000	—
Franchise tax expenses	59,049	—	158,277	48,817

Loss from operations	(318,789)	(55)	(1,107,111)	(50,758)
Other income:
Change in fair value of derivative warrant liabilities	1,570,250	—	19,665,850	—
Income from investments held in Trust Account	1,659,349	—	1,876,523	—

Net income (loss) before income taxes	2,910,810	(55)	20,435,262	(50,758)
Income tax expense	336,105	—	323,601	—

Net income (loss)	$2,574,705	$(55)	$20,111,661	$(50,758)

Weighted average shares outstanding of Class A common stock, basic and diluted	29,900,000	—	29,900,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$—	$0.54	$—

Weighted average shares outstanding of Class B common stock, basic and diluted (1)(2)	7,475,000	6,500,000	7,475,000	6,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.00)	$0.54	$(0.01)

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

JUNIPER II CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional Paid-In		Total Stockholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital
Balance - December 31, 2021	—	$—	7,475,000	$748	$—	$(32,386,310)	$(32,385,562)
Net income	—	—	—	—	—	11,118,815	11,118,815

Balance - March 31, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(21,267,495)	$(21,266,747)
Net income	—	—	—	—	—	6,418,141	6,418,141

Balance - June 30, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(14,849,354)	$(14,848,606)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,117,155)	(1,117,155)
Net income	—	—	—	—	—	2,574,705	2,574,705

Balance - September 30, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(13,391,804)	$(13,391,056)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock					Accumulated	Total Stockholders’
	Class A		Class B (1)(2)		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(50,699)	(50,699)

Balance - March 31, 2021	—	$—	6,468,750	$647	$24,353	$(50,699)	$(25,699)
Net loss	—	—	—	—	—	(4)	(4)

Balance - June 30, 2021 (Unaudited)	—	$—	6,468,750	$647	$24,353	$(50,703)	$(25,703)
Net loss	—	—	—	—	—	(55)	(55)

Balance - September 30, 2021	—	$—	6,468,750	$647	$24,353	$(50,758)	$(25,758)

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

JUNIPER II CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2022	2021

	(Unaudited)
Cash Flows from Operating Activities:

Net income (loss)	$20,111,661	$(50,758)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilitie s	(19,665,850)	—
General and administrative expenses advanced by related parties	—	1,642
Income from investments held in Trust Account	(1,876,523)	—
Changes in operating assets and liabilities:
Prepaid expenses	(93,431)	—
Prepaid expenses - long-term	318,750	—
Accounts payable	93,864	339
Accrued expenses	135,375	—
Franchise tax payable	(31,818)	48,817
Income tax payable	143,331	—
Deferred income taxes	180,270	—

Net cash (used in) provided by operating activities	(684,371)	40

Cash Flows from Investing Activities:
Interest released from Trust Account	204,617	—

Net cash provided by investing activities	204,617	—

Cash Flows from Financing Activities:
Proceeds from advances from related parties	—	12,351,103
Repayment of advances from related parties	—	(12,216,988)
Offering costs paid	(521,425)	(134,115)

Net cash used in financing activities	(521,425)	—

Net change in cash	(1,001,179)	40
Cash - beginning of the period	1,804,832	—

Cash - end of the period	$803,653	$40

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in accounts payable	$—	$20,600
Offering costs included in accrued expenses	$15,000	$333,518
Offering costs advanced by related parties	$—	$117,518
Increase in redemption value of Class A common stock subject to possible redemption	$1,297,425	$—
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
As of September 30, 2022, the Company had not commenced any operations. All activities from December 30, 2020 (inception) through September 30, 2022 relate to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $804,000 in cash and working capital of approximately $592,000.
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
Management has determined that the Company could have insufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued due to recurring operating losses and negative cash utilized in operating activities. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties as needed. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it or on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic

205-40,

“Presentation of Financial Statements — Going Concern,” management has also determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 8, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.
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
Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial con ditio
n, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial stateme nt
s.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Further, the application of the excise tax in the event of a liquidation is uncertain.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, there were no cash equivalents present.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
at the end of each reporting period.
The warrants issued to investors in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at September 30, 2022 and December 31, 2021.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted on January 21, 2021 and are subject to a performance

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022, and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception. The Company’s effective tax rate was 11.5% and 1.6% for the three and nine months ended September 30, 2022, and 0.00% for three and nine months ended September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the periods in 2021 due to a full valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of
21
% for the three and nine months ended September 30, 2022 due to the reversal of the valuation allowance on the deferred tax assets and the nontaxable gains resulting from changes in fair value of derivative warrant liabilities.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the three months ended September 30,			For the nine months ended September 30,
	2022		2021	2022		2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$2,059,764	$514,941	$(55)	$16,089,329	$4,022,332	$(50,758)
Denominator:
Basic and diluted weighted average common shares outstanding	29,900,000	7,475,000	6,500,000	29,900,000	7,475,000	6,500,000

Basic and diluted net income (loss) per common share	$0.07	$0.07	$(0.00)	$0.54	$0.54	$(0.01)

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
In March and April 2021, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors and to Darius Adamczyk, one of the advisors. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).
The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
On November 3, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and
-0-,
respectively, in expenses for these services, which is included in general and administrative expenses—related party on the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and
-0-,
respectively, in expenses for these services, which is included in general and administrative expenses—related party on the accompanying condensed statements of operations. The Company accrued $110,000 and $20,000 as of September 30, 2022 and December 31, 2021, respectively, for these services on the accompanying condensed balance sheets.
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
Note 6—Derivative Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 29,910,000 warrants outstanding, comprised of 14,950,000 and 14,960,000 Public Warrants and Private Placement Warrants.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 29,900,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(9,269,000)
Class A shares issuance costs	(16,729,831)
Plus:
Accretion of carrying value to redemption value	31,978,831

Class A common stock subject to possible redemption, December 31, 2021	304,980,000
Increase in redemption value of Class A common stock subject to possible redemption	1,117,155

Class A common stock subject to possible redemption, September 30, 2022	$306,097,155

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8—Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 29,900,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to on
e vote for each share. As of November 8, 2021, there were 7,475,000 shares of Class B common stock issued and outstanding. Of the 7,475,000 shares of Class B common stock outstanding, up to 975,000 shares were subject to forfeiture to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the Company’s initial stockholders would own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters exercised the over-allotment option in full on November 8, 2021; thus, these 975,000 shares of Class B common stock were no longer subject to forfeiture.
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$306,655,873	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$2,018,250	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$2,094,400
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$304,983,967	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$11,810,500	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$11,968,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2021, when the Public Warrants were separately listed and traded.
Level 1 assets include investments in mutual funds invested in government securities or investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially measured at fair value using a Black Scholes simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since December 22, 2021. The Private Placement Warrants were measured at fair value using a Black Scholes simulation model at September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022, the Company recognized a non-operating
gain resulting from an increase in the fair value of liabilities of approximately $1.6 million and $19.7 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2022
Exercise price	$11.50
Stock price	$9.99
Volatility	2.73%
Risk-free rate	4.25%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities utilizing Level 3 measurements for the nine months ended September 30, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$11,968,000
Change in fair value of derivative warrant liabilities	(5,834,400)

Derivative warrant liabilities at March 31, 2022	6,133,600
Change in fair value of derivative warrant liabilities	(3,291,200)

Derivative warrant liabilities at June 30, 2022	2,842,400
Change in fair value of derivative warrant liabilities	(748,000)

Derivative warrant liabilities at September 30, 2022	$2,094,400

Note 10—Subsequent Events
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

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $2.6 million, which consisted of approximately $1.7 million in interest income from investments held in the trust account and non-operating income of approximately $1.6 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $230,000 in general and administrative expenses, approximately $59,000 in franchise tax expense, $30,000 general and administrative expenses—related party and approximately $336,000 in income tax expense.

For the three months ended September 30, 2021, we had a net loss of $55, which consisted entirely of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $20.1 million, which consisted of approximately $1.9 million in interest income from investments held in the trust account and non-operating income of approximately $19.7 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $859,000 in general and administrative expenses, $90,000 in general and administrative expenses—related party, approximately $158,000 in franchise tax expense and approximately $324,000 in income tax expense.

For the nine months ended September 30, 2021, we had a net loss of approximately $51,000, which consisted of approximately $49,000 in franchise tax expense and approximately $2,000 in general and administrative expenses.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $804,000 in cash and working capital of approximately $592,000.

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

Our management has determined that we could have insufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued due to recurring operating losses and negative cash utilized in operating activities. We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors or third parties as needed. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. We cannot provide any assurance that new financing will be available to us or on acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” our management has also determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern.

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

In March and April 2021, our sponsor transferred 35,000 founder shares to each of our independent directors and to Darius Adamczyk, one of our advisors. The transfer of the founder shares is in the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The founders shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the founders shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, we determined that a business combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of founders shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies and estimates during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the condensed financial statements included in Part I, Item 1 of this Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in such filing, except for the below risk factors.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased, and thus could cause a reduction in the value of our Class A common stock. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, as of December 31, 2021, approximately $1.8 million is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below. These conditions, including relating to our liquidity and mandatory liquidation and subsequent dissolution, raise substantial doubt about our ability to continue as a going concern.

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

JUNIPER II CORP.

Date: November 14, 2022	By:	/s/ Murray Grainger
Murray Grainger
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Noah Kindler
Noah Kindler
Chief Financial Officer and Chief Technology Officer
(Principal Accounting and Financial Officer)