Form 10-K
period 2022-12-31
Juniper II Corp.
filed 2023-04-06
CIK 1838814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number:
001-41014

JUNIPER II CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1434822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3790 El Camino Real #818 Palo Alto, California	94306
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Class A common stock, par value $0.0001 (“Class A common stock”), on June 30, 2020, as reported on the New York Stock Exchange, was $296,907,000.
As of March
28
, 2023, there were 29,900,000 shares of Class A common stock and 7,475,000 shares of Class B common stock, par value $0.0001, issued and outstanding.
Documents Incorporated by Reference: None.

JUNIPER II CORP.

Form 10-K

For the Year Ended December 31, 2022

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“we,” “us,” “our” or “company” are to Juniper II Corp.;

•	“advisors” are to our strategic advisors identified herein, including our special advisor;

•	“Class A common stock” are to our Class A common stock, $0.0001 par value per share;

•	“Class B common stock” are to our Class B common stock, $0.0001 par value per share;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“DGCL” are to the Delaware General Corporation Law, as the same may be amended from time to time;

•

“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“our team” are to our management team, together with our special advisor;

•	“management” or our “management team” are to our officers and directors;

•	“NYSE” are to the New York Stock Exchange;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

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

•	“special advisor” are to Roger Fradin, our former Chairman who currently serves as a special advisor to our board of directors;

•	“sponsor” are to Juniper II Management, LLC, a Delaware limited liability company, which is managed and controlled by Roger Fradin, our special advisor; and

•	“trust account” are to the trust account established for the benefit of our public stockholders and the underwriters of our initial public offering.

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from the novel coronavirus (“COVID-19”) pandemic, as well as from the emergence of variant strains of COVID-19, including the efficacy and adoption of recently developed vaccines with respect to COVID-19 and variant strains thereof, the invasion of Ukraine by Russia and resulting sanctions and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in “Item 1A. Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

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

v

PART I

Item 1. Business

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“business combination”) with one or more businesses. We have not selected any specific business combination target.

While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search within the industrials sector, where we believe our team has a competitive advantage due to their prior experiences and roles. We intend to focus our search efforts on North American-based targets with an aggregate enterprise value of $1 billion to $2 billion.

We believe our team is well positioned to identify attractive businesses within the industrials sector that would benefit from access to the public markets and the skills of our team. Our objective is to consummate our initial business combination and enhance shareholder value by helping to identify and recruit effective management, enhance existing business models and strategic planning, identify and complete follow-on acquisitions, implement operational improvements, and expand product offerings and geographic footprint. We expect to utilize our team’s experience and network to achieve our objectives. We intend to focus on evaluating established companies with leading competitive positions, strong management teams, and long-term potential for growth and profitability.

Experience with a Special Purpose Acquisition Vehicle

Our team has previous experience in the execution of a public acquisition vehicle. Prior to Mr. Fradin’s role as our special advisor, Mr. Fradin served as our Chairman, and was appointed to the board of directors of GS Acquisition Holdings Corp., a special purpose acquisition company, in connection with its initial public offering in June 2018. GS Acquisition Holdings Corp. consummated its initial business combination with Vertiv Holdings, LLC in February 2020. The Class A common stock of the combined company, Vertiv Holdings Co, is traded on the NYSE under the symbol “VRT.” Mr. Fradin continues to serve as a member of the board of directors Vertiv following the consummation of the business combination.

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

The past performance of, or businesses associated with, our team, including Juniper Industrial, is not a guarantee of either (i) success with respect to a business combination that we may consummate or (ii) that we will be able to successfully identify and execute a transaction. You should not rely on the historical record of such parties as indicative of our future performance. See “Risk Factors—Past performance by, or business associated with, our team, including Juniper Industrial Holdings, Inc., is not indicative of future performance of an investment in us.” In addition, members of our team may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our directors and executive officers and entities for which a conflict of interest may or does exist between such persons and the company, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Competitive Strengths

We will seek to capitalize on the significant experience and network of Roger Fradin, our former Chairman, who currently serves as our special advisor and as the manager of our sponsor, Murray Grainger, our Chief Executive Officer and Chairman, and Noah Kindler, our Chief Financial Officer and Chief Technology Officer, as well as the other members of our board of directors in consummating an initial business combination. In connection with serving as our special advisor, Mr. Fradin works closely with our management team in identifying and evaluating businesses for a potential business combination. Mr. Fradin also will work closely with the management team to execute such business combination and it is expected that he will have a meaningful role advising the combined company after completion of the business combination. Our competitive strengths and factors that we believe will contribute to our ability to execute a transaction include the following:

•

Leading Operating Expertise: Mr. Fradin has over 40 years of experience in operating industrial companies. Mr. Fradin served 17 years as a top executive at Honeywell, a Fortune 100 industrial technology company that delivers industry-specific solutions including aerospace products and services, control technologies for buildings and industry, and performance materials globally. Mr. Fradin has a highly successful track record of recruiting and building leadership teams, growing companies at above market rates, improving business operations, expanding margins, maximizing cash flow, and generating robust return on capital. Mr. Fradin was instrumental in co-creating the signature Honeywell Operating System, an integrated program built on Six Sigma principles to drive sustainable safety, quality, delivery, cost, and inventory improvement among Honeywell businesses. During Mr. Fradin’s time at Honeywell, he expanded the business into new markets, drove global expansion, built first-rate leadership teams and executed strategic M&A, including partnering with Mr. Grainger on numerous transactions, to enhance shareholder value. Following Honeywell’s acquisition of Intelligrated, Mr. Grainger was then selected to lead the integration of Intelligrated, where he spearheaded a global, multi-functional team that set the stage for more than 200% business growth under the first three years of Honeywell’s ownership. In addition to the valuable experience of Messrs. Fradin and Grainger, Mr. Kindler brings a wealth of broad and deep technology expertise in areas relevant to our initial business combination criteria and a history of working with emerging growth companies. We believe the notable expertise of Messrs. Fradin and Grainger within the industrials sector, as well as Mr. Kindler’s experience with emerging growth companies, will allow our management team to evaluate and prioritize potential opportunities relevant to Mr. Fradin’s background with growth potential.

•

Deep Deal Execution Experience: In his various roles at Honeywell, Mr. Grainger aided or led multiple buy- and sell-side transactions, partnering directly with Mr. Fradin on numerous transactions in his capacity as President and CEO of ACS and Vice-Chairman of Honeywell. Mr. Fradin is both highly experienced in mergers and acquisitions across a wide variety of industrial sectors. He has successfully identified, executed and integrated highly synergistic transactions within a variety of product categories including, but not limited to, fire and security, gas detection, safety products, building and HVAC controls, building services, home automation, low voltage products and distribution, sensing and control products, data capture technologies, warehouse automation, supply chain software, process automation, automotive products, field instrumentation and metering. During his tenure at Honeywell, Mr. Fradin was responsible for consummating over 60 discrete acquisitions at attractive net multiples that contributed billions in revenue and represented over $20 billion of capital deployed. Mr. Fradin was instrumental in the creation of several new verticals within Honeywell including Scanning & Mobility Technology, Life Safety/Gas Detection, and Warehouse Automation. We believe the extensive track records of executing deals possessed by Messrs. Grainger and Fradin, as well of their history of successful collaboration on deal execution, will allow our management team to execute an efficient and successful business combination.

•

Highly Leverageable Network: We intend to source initial business combination opportunities through our sponsor’s and management team’s extensive network of industrial sector business owners, public and private company executives and board members, investment bankers, private equity and debt investors, high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries. Additionally, Mr. Fradin holds the highest level of security clearance approved by the U.S. government, which broadens the scope of potential acquisition targets, especially in regard to companies that perform government, defense, and/or classified work. We believe leveraging this vast network, together with Mr. Kindler’s experience identifying and developing emerging growth companies and Messrs. Fradin’s and Grainger’s recognized track records of completing acquisitions across a variety of categories within the broader industrials sector, will provide meaningful opportunities to drive value creation for our shareholders.

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

•

Focus on companies within the industrials sector such as those within aerospace (including “clean” aviation), defense, automation, building products and construction, business services, capital goods, distribution, industrial services, industrial technology, packaging, safety and security, and supply chain/logistics, among others. We intend to evaluate emerging growth opportunities within the industrial sector and to seek businesses that are currently North American-centric with unrealized potential for global expansion. Additionally, we believe our management team’s deep industry experience and vast network will allow us to identify undervalued assets where we can accelerate operational improvements, organic revenue growth, and potential acquisition opportunities to drive shareholder value.

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

Certain members of team directly or indirectly own founder shares and/or private placement warrants (and may in the future acquire other securities of the company) and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.003 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). See “Risk Factors—Since our officers, directors and special advisor will be eligible to share in a portion of any appreciation in founder shares purchased at approximately $0.003 per share, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including duties pursuant to which such officer or director may be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which such person has then-current fiduciary or contractual obligations, such person will honor their fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities. See “Risk Factors—Certain of our officers and directors may be, or in the future may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.”

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

Our units began trading on November 4, 2021 on the NYSE under the symbol “JUN.U.” Commencing on December 23, 2021, the securities comprising the units began separate trading. The units, Class A common stock, and public warrants of the company currently trade on the NYSE under the symbols “JUN.U,” “JUN” and “JUN WS,” respectively.

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

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The requirement that the target business or businesses together have an aggregate fair market value of at least 80% of the assets held in the trust account is set forth in our amended and restated certificate of incorporation, and will continue to apply to us even if our securities are no longer listed on the NYSE. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses is owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Our Team

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

We believe our team’s operating and transaction experience and network of relationships with investment banks, private equity firms, professional advisors and senior industrial executives will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our team sourcing, acquiring and financing businesses, our team’s relationships with sellers, financing sources and target management teams. Our team is also highly experienced in executing transactions under varying economic and financial market conditions. See the section of this Report entitled “Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe certain target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing and road show efforts and satisfying public reporting requirements that may not be present to the same extent in connection with a business combination with us.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the shares of Class A common stock held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of approximately $300.0 million as of December 31, 2022, after payment of $10,465,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing access to the expertise of our management team, providing capital for the potential growth and expansion of its operations and/or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations, and will not generate any operating revenues until after the completion of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, or debt, or a combination of the foregoing, as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or if not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used to effect redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes. Such general corporate purposes may include applying such funds toward the maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, the purchase of other companies or working capital.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the final prospectus associated with our initial public offering and know what types of businesses we are targeting. Our officers, directors and advisors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers, directors and advisors. In connection with a business combination, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which any of them are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Though we are not required to obtain such an opinion in any other context. our management team may seek to do so.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of Our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. The requirement that the target business or businesses together have an aggregate fair market value of at least 80% of the assets held in the trust account is set forth in our amended and restated certificate of incorporation, and will continue to apply to us even if our securities are no longer listed on the NYSE. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted a code of ethics (our “Code of Ethics”), which requires our management team and any employees to observe all applicable governmental laws and regulations, including insider trading laws, and our corporate governance guidelines provide that it is not permissible for a member of the management team to transact in the company’s securities without first obtaining pre-clearance of the transaction from our Chief Financial Officer (or our Chief Executive Officer, if the transaction involves the Chief Executive Officer). We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as such purchases will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors and their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. None of our sponsor, officers, directors or their affiliates will make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.34 per public share as of December 31, 2022. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our initial public offering. The redemption rights of our public stockholders will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors described above under “—Stockholders May Not Have the Ability to Approve Our Initial Business Combination,” such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination that contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if such business combination is approved by the affirmative vote of the holders of a majority of the shares of the common stock that are voted at the stockholder meeting held to consider such business combination. The presence, in person or by proxy, at such meeting of the holders of shares of outstanding capital stock representing a majority of the voting power of all outstanding shares of capital stock entitled to vote at such meeting shall constitute a quorum for the transaction of business at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased in or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 11,212,501, or 37.5%, of the 29,900,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days’ (but not less than 10 days’ nor more than 60 days’) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether such stockholder votes for or against the proposed business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights with the intention of making the completion of a proposed business combination more difficult, as a means to compel us, our management or others to purchase such holders’ shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision in our amended and restated certificate of incorporation, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our management or others at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for the stockholder to deliver their certificate(s) to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which such stockholder could monitor the price of the company’s stock in the market. If the price rose above the redemption price, the stockholder could sell their shares in the open market before actually delivering such shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate(s). The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the funds held in the trust account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, if we extend the period of time to consummate a business combination) from the closing of our initial public offering or with respect to any other provisions relating to the rights of holders of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside of the trust account (which as of December 31, 2022, was approximately $649,000), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months (or 24 months, if we extend the period of time to consummate a business combination) from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within the required time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month (or 24th month, if we extend the period of time to consummate a business combination) anniversary of the closing of our initial public offering and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in the underwriting agreement entered into by us in connection with our initial public offering, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our franchise and income taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire a larger target business will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control over financial reporting procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the shares of Class A common stock held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the shares of Class A common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of shares of Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

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

Past performance by, or business associated with, our team, including Juniper Industrial Holdings, Inc., is not indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our team, including Juniper Industrial, is presented for informational purposes only. Any past experience and performance of our team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of, or businesses associated with, our team as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 11,212,501, or 37.5%, of the 29,900,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, as of December 31, 2022, approximately $649,000 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below. These conditions, including relating to our liquidity and mandatory liquidation and subsequent dissolution, raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have until May 8, 2023 (or November 8, 2023, as applicable) to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after May 8, 2023 (or November 8, 2023, as applicable).

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. On December 27, 2022, the Treasury and the Internal Revenue Service released Notice 2023-2 (the “Notice”), which provides preliminary guidance on the application of the excise tax. Taxpayers are permitted to rely upon the Notice until the issuance of forthcoming proposed regulations. Generally, any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, or otherwise, will be subject to the excise tax. However, the Notice generally provides that any share redemption in complete liquidation of our company, along with distributions that occur in the same taxable year as such complete liquidation, will not be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued within the same taxable year of a business combination) and (iv) the content of forthcoming proposed regulations and any further guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our general ability to complete a business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants (including the full exercise by the underwriters of their over-allotment option), as of December 31, 2022, approximately $309.3 million is available to complete our business combination and pay related fees and expenses (which includes $10,465,000 for the payment of deferred underwriting commissions).

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

Risks Relating to Our Sponsor and Our Team

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

Our officers, directors, advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors, officers or advisors, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 21, 2021, our sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. On February 4, 2021, we effected a forward stock split that increased the number of founder shares held by our sponsor from 8,625,000 to 11,500,000. In March and April 2021, our sponsor transferred 35,000 founder shares to each of our independent directors and to Darius Adamczyk, one of our advisors. On July 12, 2021, our sponsor surrendered, for no consideration, an aggregate of 5,031,250 founder shares, which we canceled, resulting in an aggregate of 6,328,750 founder shares held by our sponsor. Immediately prior to the consummation of our initial public offering, we effected a stock dividend with respect to our Class B common stock, resulting in an aggregate of 7,475,000 shares of Class B common stock outstanding (up to 975,000 of which were subject to forfeiture by our sponsor to the extent that the underwriters’ option to purchase additional units was not exercised in full or in part). The purpose of effecting such stock dividend was to maintain the number of founder shares at 20% of the issued and outstanding shares of our common stock upon the consummation of our initial public offering. The underwriters exercised their over-allotment option in full on November 8, 2021; thus, such 975,000 founder shares are no longer subject to forfeiture. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 14,960,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $14,960,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers, directors and advisors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our officers, directors and special advisor will be eligible to share in a portion of any appreciation in founder shares purchased at approximately $0.003 per share, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The members of our management team and our special advisor have invested in our sponsor by subscribing for units issued by the sponsor. These officers and directors and our special advisor will not receive any cash compensation from us prior to a business combination but through their investment in the sponsor will be eligible to share in a portion of any appreciation in founder shares and private placement warrants, provided that we successfully complete a business combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our stockholders. However, investors should be aware that, as these persons have paid approximately $0.003 per share for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors and our special advisor could potentially make a substantial profit even if we complete a business combination with a target that ultimately declines in value and is not profitable for public investors.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years after the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of the shares of Class A common stock held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the shares of Class A common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of shares of Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

On March 27, 2023, there was 1 holder of record of our units, 1 holder of record of shares of our Class A common stock, 5 holders of record of our Class B common stock and 2 holders of record of our public warrants.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “company” are to Juniper II Corp., except where the context requires otherwise.. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part II, Item 8 of this Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A of this Report.

Overview

We are a blank check company incorporated in Delaware on December 30, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is Juniper II Management, LLC, a Delaware limited liability company and an affiliate of certain of our officers, directors and advisors.

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

If we are unable to complete a business combination within 18 months from the closing of the initial public offering, or May 8, 2023 (or 24 months, if extended), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the company’s remaining stockholders and the company’s board of directors, dissolve and liquidate, subject in each case to the company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a target for our initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $21.1 million, which consisted of approximately $4.6 million in interest income from investments held in the trust account and non-operating income of approximately $18.9 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $1.1 million in general and administrative expenses, approximately $120,000 in general and administrative expenses—related party, approximately $209,000 in franchise tax expense and approximately $886,000 in income tax expense.

For the year ended December 31, 2021, we had a net loss of approximately $6.1 million which consisted of a non-operating loss of approximately $5.2 million due to the change in fair value of derivative warrant liabilities, a non-operating loss of approximately $560,000 for offering costs associated with derivative warrant liabilities and operating costs of approximately $327,000, partially offset by approximately $4,000 in income from investments held in trust account. The operating expenses were comprised of approximately $125,000 in general and administrative costs, approximately $20,000 in general and administrative expenses—related party and approximately $181,000 of franchise tax expense.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $649,000 in cash and a working deficit of approximately $175,000.

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

In connection with our management’s assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” our management has also determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On January 21, 2021, our sponsor paid $25,000 on behalf of us to cover certain offering costs in exchange for issuance of 8,625,000 shares of Class B common stock. On February 4, 2021, we effected a forward stock split that increased the number of founder shares held by our sponsor from 8,625,000 to 11,500,000. On July 12, 2021, our sponsor surrendered, for no consideration, an aggregate of 5,031,250 founder shares, which we canceled, resulting in an aggregate of 6,468,750 founder shares outstanding. Immediately prior to the consummation of the initial public offering, we effected a stock dividend with respect to our Class B common stock, resulting in an aggregate of 7,475,000 shares of Class B common stock outstanding. The founder shares included an aggregate of up 975,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ option to purchase additional units was not exercised in full or in part, so that our initial stockholders would own, on an as-converted basis, 20% of our issued and outstanding shares after the initial public offering. The underwriters exercised their over-allotment option in full on November 8, 2021; thus, these 975,000 founder shares were no longer subject to forfeiture.

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

Each private placement warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If we do not complete a business combination within 18 months (or 24 months, if extended) from the closing of the initial public offering, or May 8, 2023 (or November 8, 2023, if extended), the proceeds of the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the private placement warrants.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the trust account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the trust account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the trust account in the accompanying statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class

A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

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

The warrants issued to investors in our initial public offering and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the public warrants and private placement warrants were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of the public warrants has been measured based on the listed market price of such public warrants. The private placement warrants are measured at fair value using a Black Scholes model at December 31, 2022 and 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we have elected to rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 (an “Attestation Report”), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an Attestation Report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Murray Grainger	50	Chief Executive Officer and Chairman
Noah Kindler	44	Chief Financial Officer and Chief Technology Officer
Mitchell Jacobson	72	Director
Mark Levy	74	Director
Andrew Teich	62	Director

Murray Grainger serves as our Chief Executive Officer and Chairman of our board of directors. Mr. Grainger has over 25 years of global industrial experience within general management, corporate finance, mergers, acquisitions and integrations, strategic planning, and technology investing. Mr. Grainger began his career at ITT Industries, where he held engineering, product management, investor relations and corporate development roles across Sweden, Australia and the United States. Mr. Grainger joined Honeywell International Inc. (NYSE: HON) in 2004 and over the course of his 17 year career held a number of leadership roles across Honeywell’s global businesses and functions. During his tenure at Honeywell, Mr. Grainger served as Vice President of Investor Relations, where he led partnerships with external stakeholders including the buy- and sell-side analyst community and built strong relationships with internal stakeholders, including Mr. Fradin and other senior leaders, to develop expert knowledge of the company and serve as a trusted advisor to share the Wall Street perspective. Mr. Grainger also served Chief Financial Officer for Honeywell’s Specialty Products strategic business unit and General Manager for the Advanced Fibers and Composites businesses. Mr. Grainger was a member of Honeywell’s Global M&A team and subsequently Vice President of Business Development and M&A for Honeywell’s ACS segment, its largest business unit. In these roles, Mr. Grainger aided or led multiple buy- and sell-side transactions including Novar plc, Universal Oil Products (UOP) and Intelligrated, among others, and partnered directly with Mr. Fradin on several of these transactions in his capacity as President and CEO of ACS and Vice Chairman of Honeywell. Most recently, Mr. Grainger was the founding Managing Director and Global Head of Honeywell Ventures, based in Silicon Valley, where he built one of the leading corporate venture capital programs in the industrials sector, making more than 30 investments across emerging technology areas including robotics and advanced manufacturing, AI/ML, cybersecurity, urban air mobility, worker productivity and quantum computing. In January 2023, Mr. Grainger became a Partner at American Industrial Partners. Mr. Grainger holds a bachelor’s degree in mechanical engineering from the University of Sydney and an M.B.A. from Columbia University. We believe Mr. Grainger’s extensive background across emerging technology areas in the industrials sector and his significant experience in a variety of corporate leadership roles make him well-qualified to serve as a director.

Noah Kindler serves as our Chief Financial Officer and Chief Technology Officer. Mr. Kindler has over 20 years of experience as a technology and strategy executive. He has deep experience identifying and working with early stage technology companies. Early in his career, he served as a consultant at McKinsey & Company, where he advised Fortune 500 companies globally and won awards for innovation. He then joined Avira, a multinational security company where he was the President of the Americas and the VP of Technology/Operations where he focused on growing their market share in the US, where they would eventually be acquired by Symantec. He later joined Knotel in 2015, a property-technology leader, where he served until May 2018 as a general manager and drove substantial sales growth. From May 2018 to August 2019, Mr. Kindler was a member of the senior leadership of Canoo, Inc. (NASDAQ: GOEV), joining as one of its first employees, in charge of the Silicon Valley office and responsible for the internet enabled software within the vehicle while it grew to an eventual successful merger with Hennessy Capital Acquisition Corp IV. In August 2019, Mr. Kindler joined ConcertVDC, Inc. as a founding board member and where he is currently Chief Product Officer. He also serves as a long tenured advisor at the Stanford technology accelerator, StartX. He has a BS degree in computer science from Stanford University and an MBA, with distinction, from Harvard Business School. Mr. Kindler is the son-in-law of Roger Fradin, our special advisor and former Chairman.

Mitchell Jacobson serves as a member of our board of directors. Mr. Jacobson began his career in 1976 at MSC, a premier distributor of MRO products and services to industrial customers throughout North America. In 1995, Mr. Jacobson was appointed President and Chief Executive Officer of MSC and served as President until 2003 and Chief Executive Officer until 2005. Mr. Jacobson became Chairman of the Board of MSC in 1998 and transitioned to Non-Executive Chairman in 2013, where he continues to serve today and remains active in ongoing growth initiatives. Mr. Jacobson is the Co-Chair of the board of directors of Ambrosia Holdings, L.P. (the holding company of TriMark USA, the country’s largest provider of equipment, supplies, and design services to the foodservices industry), and has served on such board as a Director since 2017. Mr. Jacobson is also an investor and Chairman of the Board of Directors of Priority Sign, a leading global provider of branded environments. He previously served as a Director of Juniper Industrial from November 2019 to June 2021 and as a member of the Board of Directors at HD Supply Holdings, Inc. (NASDAQ: HDS) from 2007 to 2013. Mr. Jacobson is currently a member of the Board of Trustees for New York Presbyterian Hospital, as well as the hospital’s Investment and Patient Experience committees. Mr. Jacobson also serves as a Trustee for New York University School of Law. Mr. Jacobson is a graduate of Brandeis University and the New York University School of Law. We believe Mr. Jacobson’s business strategy expertise makes him well-qualified to serve as a director.

Mark Levy serves as a member of our board of directors. Mr. Levy has over 20 years of experience within the industrials sector and deep expertise in building businesses, developing customer relationships, and executing lean manufacturing. From 2000 to 2014, Mr. Levy served as President and Chief Executive Officer of Honeywell’s Life Safety division where he led the transformation of the business into a global leader in commercial fire alarm systems, gas detection, and industrial-grade personal protection equipment. Additionally, during his tenure, Mr. Levy spearheaded 26 acquisitions, growing sales from $350 million to $3.9 billion. Mr. Levy started his career at Fire-Lite Alarms, a fire alarm business in Connecticut, which he grew to $50 million before selling to Pittway Corporation, and then subsequently grew to $350 million before selling to Honeywell. Mr. Levy remained president of Fire-Lite Alarms and in 1987 was additionally named president of NOTIFIER, also acquired by Pittway. Mr. Levy previously served on the board of directors of the University of New Haven and as Chairman of the board of directors of Easter Seals/Goodwill Industries in Connecticut. Mr. Levy currently serves as a member of the Board of Directors at Quexco, Inc., Sciens Building Solutions and Laticrete International, and also currently serves as Co-Chairman of the Board of Directors at Potter Electric Signal Co. Mr. Levy also previously served as a Director of Juniper Industrial from November 2019 to June 2021. Mr. Levy holds a B.S. in Business Administration from the University of Denver and an honorary Doctor of Business from the University of New Haven. We believe Mr. Levy’s significant expertise in building businesses and corporate finance experience makes him well-qualified to serve as a director.

Andrew Teich serves as a member of our board of directors. Mr. Teich has over 35 years of experience in the industrial technology sector. Mr. Teich served as the President and Chief Executive Officer of FLIR Systems, Inc. (NASDAQ: FLIR), a public multinational imaging and sensing company, from May 2013 until his retirement from the company in June 2017. Mr. Teich joined FLIR in 1999 as Senior Vice President, Marketing, and held various positions within FLIR since that time, including President of Commercial Vision Systems and President of Commercial Systems. He also served on the board of directors of FLIR from July 2013 until his retirement in June 2017. Prior to joining FLIR, Mr. Teich held various positions at Inframetrics, Inc. (acquired by FLIR in 1999), including Vice President of Sales and Marketing. Mr. Teich has been involved in more than 25 technology company acquisitions throughout his career and is listed as an inventor on more than 50 patents. He and became known in the industry as a principal innovator of commercial and military thermal imaging and successfully expanded into visible, radar, sonar, near infrared, and CBRNE (Chemical, Biological, Radiological, Nuclear, and Explosive) technologies and markets. Mr. Teich has served as a director of Sensata Technologies Holdings plc (NYSE: ST), a multinational automotive and industrial sensing company, since May 2014, and as the Chairman of the board since July 2019. In October 2018, he joined the board of directors of Resideo Technologies, Inc. (NYSE: REZI), where he is currently the lead independent director. Mr. Teich received his B.S. degree in marketing from Arizona State University and is an alumnus of the Harvard Business School Advanced Management Program. We believe Mr. Teich’s extensive background in the industrial technology sector and his experience in acquisitions and operational integration make him well-qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mitchell Jacobson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mark Levy and Andrew Teich, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Murray Grainger, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers shall consist of a Chairman of the Board, a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other offices as may be determined by the board of directors.

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

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our sponsor and reimbursement of expenses, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors, advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Guidelines for Selecting Director Nominees

We have established the following guidelines for selecting director nominees. The guidelines for selecting nominees, which are specified in the corporate governance guidelines adopted by us, generally provide that persons to be nominated:

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

Code of Ethics

Our Code of Ethics is applicable to our officers, directors and employees. A copy of our Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including duties pursuant to which such officer or director may be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which such person has then-current fiduciary or contractual obligations, such person will honor their fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his full time to our affairs and, accordingly, may have conflicts of interest in allocating his time among various business activities.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Murray Granger	American Industrial Partners.	Private Equity	Partner

Noah Kindler	Concert VDC, Inc.	Software	Chief Product Officer

Mitchell Jacobson	MSC Industrial Direct Co., Inc.	MRO Distributor	Non-Executive Chairman of the Board
	Ambrosia Holdings, L.P. (parent company of TriMark USA)	Food Services	Executive Chairman
	Priority Sign	Branded Environments & Signage	Chairman of the Board
	Instacarro	Automotive E-Commerce	Director
	New York-Presbyterian Hospital	Healthcare	Trustee
	New York University School of Law	Education	Trustee

Mark Levy	Quexco, Inc.	Smelting	Board Member
	Sciens Building Solutions	Fire Protection Technology	Board Member
	Laticrete International	Chemicals	Board Member
	Potter Electric Signal Co.	Manufacturing	Co-Chairman of the Board

Andrew Teich	Sensata Technologies Holdings plc	Industrial Technology	Chairman of the Board
	Resideo Technologies, Inc.	Smart Home Technology	Board Member

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which such person has then-current fiduciary or contractual obligations, such person will honor their fiduciary or contractual obligations to present such opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Item 11. Executive Compensation

Officer and Director Compensation

In March and April 2021, our sponsor transferred 35,000 founder shares to each of our independent directors. None of our officers or directors has received any cash compensation for services rendered to us. Commencing on November 4, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 29,900,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the units) and 7,475,000 shares of Class B common stock outstanding as of March 28, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Juniper II Management, LLC (our sponsor)(3)	7,335,000	98.1%	—	—
Roger Fradin(3)	7,335,000	98.1%	—	—
Murray Grainger	—	—	—	—
Noah Kindler	—	—	—	—
Mitchell Jacobson	35,000	*	—	—
Mark Levy	35,000	*	—	—
Andrew Teich	35,000	*	—	—
All executive officers and directors as a group (five individuals)	105,000	*	—	—
Adage Capital Partners, L.P.(4)	—	—	1,750,000	5.9%
Highbridge Capital Management, LLC(5)	—	—	2,384,297	8.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Juniper II Corp., 3790 El Camino Real #818, Palo Alto, California 94306.
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

(5)

Based solely upon the Amendment No. 2 to Schedule 13G filed on January 31, 2023 by Highbridge Capital Management, LLC, a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the shares of the Class A common stock directly held by the Highbridge Funds. The business address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

Our sponsor agreed to loan us up to an aggregate of up to $300,000 to cover a portion of the expenses related of our initial public offering pursuant to the Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of our initial public offering. We fully borrowed $300,000 under the Promissory Note. In addition, we received additional advances from related parties of approximately $13.1 million to cover for certain offering costs and pre-payment for private placement warrants (the “Advances”). We had fully repaid the Promissory Note and the Advances as of the consummation of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, and of services rendered in connection with our initial public offering, totaled approximately $134,000 and $103,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax-related fees during the years ended December 31, 2022 and 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the pricing of our initial public offering, and on a going-forward basis, the audit committee has approved and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for the years ended 2021 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements: Our consolidated financial statements are listed in the “Index to Audited Financial Statements” on page F-1.

(2)	Financial Statement Schedules: None.

(3)	Exhibits: We hereby file as part of this Report the exhibits listed in the Exhibit Index below. Copies of such material can also be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

4.2	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 25, 2021).

4.3	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 2, 2021).

4.4	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 2, 2021).

4.5	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).

10.1	Administrative Support Agreement between the Company and Juniper II Management, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

10.2	Private Placement Warrants Purchase Agreement between the Company and Juniper II Management, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

10.4	Registration and Stockholder Rights Agreement among the Company and certain security holders. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

10.5	Letter Agreement among the Company and its officers and directors and Juniper II Management, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

10.6	Letter Agreement among the Company, an advisor of the Company and Juniper II Management, LLC (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2021).

10.7	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 2, 2021).

10.8	Second Amended and Restated Promissory Note, dated September 30, 2021, issued to Juniper II Management, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 25, 2021).

10.9	Securities Subscription Agreement, dated January 21, 2021, between the Registrant and Juniper II Management, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, filed with the SEC on April 2, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
* *	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Juniper II Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Juniper II Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operation, changes in stockholders’ deficit and cash flows for the two years ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year in the ended
,
in conformity with accounting principles generally accepted in the United States of America
.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note
1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that o
u
r audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
New York, NY
April 5
, 2023

JUNIPER II CORP.
BALANCE SHEETS

	December 31,

	2022	2021

Assets:
Current assets:
Cash	$649,111	$1,804,832
Prepaid expenses	550,738	446,283

Total current assets	1,199,849	2,251,115
Prepaid expenses - long-term	—	354,748
Investments held in Trust Account	309,262,272	304,983,967

Total Assets	$310,462,121	$307,589,830

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$39,611	$437,222
Accrued expenses	363,386	133,213
Franchise tax payable	85,993	181,457
Income tax payable	543,465	—
Deferred income taxes	342,641	—

Total current liabilities	1,375,096	751,892
Derivative warrant liabilities	4,905,250	23,778,500
Deferred underwriting commissions	10,465,000	10,465,000

Total Liabilities	16,745,346	34,995,392
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 29,900,000 shares at $10.31 and $10.20 per share redemption value at December 31, 2022 and 2021, respectively	308,213,249	304,980,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,475,000 shares issued and outstanding at December 31, 2022 and 2021	748	748
Additional paid-in capital	—	—
Accumulated deficit	(14,497,222)	(32,386,310)

Total stockholders’ deficit	(14,496,474)	(32,385,562)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$310,462,121	$307,589,830

The accompanying notes are an integral part of these financial statements

JUNIPER II CORP.
STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2022	2021

General and administrative expenses	$1,141,652	$125,187
General and administrative expenses - related party	120,000	20,000
Franchise tax expenses	208,688	181,457

Loss from operations	(1,470,340)	(326,644)
Other income:
Change in fair value of derivative warrant liabilities	18,873,250	(5,234,300)
Income from investments held in Trust Account	4,605,533	3,967
Offering costs associated with derivative warrant liabilities	—	(559,555)

Net income (loss) before income taxes	22,008,443	(6,116,532)
Income tax expense	886,106	—

Net income (loss)	$21,122,337	$(6,116,532)

Weighted average shares outstanding of Class A common stock, basic and diluted	29,900,000	4,423,562

Basic and diluted net income (loss) per share, Class A common stock	$0.57	$(0.57)

Weighted average shares outstanding of Class B common stock, basic and diluted	7,475,000	6,288,082

Basic and diluted net income (loss) per share, Class B common stock	$0.57	$(0.57)

The accompanying notes are an integral part of these financial statements

JUNIPER II CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2022 and 2021

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,475,000	748	24,252	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	5,684,800	—	5,684,800
Accretion of Class A common stock to redemption amount	—	—	—	—	(5,709,052)	(26,269,778)	(31,978,830)
Net loss	—	—	—	—	—	(6,116,532)	(6,116,532)

Balance - December 31, 2021	—	$—	7,475,000	$748	$—	$(32,386,310)	$(32,385,562)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(3,233,249)	(3,233,249)
Net income	—	—	—	—	—	21,122,337	21,122,337

Balance - December 31, 2022	—	$—	7,475,000	$748	$—	$(14,497,222)	$(14,496,474)

The accompanying notes are an integral part of these financial statements

JUNIPER II CORP.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$21,122,337	$(6,116,532)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(18,873,250)	5,234,300
Deferred income taxes	342,641	—
General and administrative expenses advanced by related parties	—	906,167
Income from investments held in Trust Account	(4,605,533)	(3,967)
Offering costs associated with derivative warrant liabilities	—	559,555
Changes in operating assets and liabilities:
Prepaid expenses	(104,455)	(446,283)
Prepaid expenses - long-term	354,748	(354,748)
Accounts payable	123,814	797
Accrued expenses	230,173	33,213
Franchise tax payable	(95,464)	181,457
Income tax payable	543,465	—

Net cash used in operating activities	(961,524)	(6,041)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(304,980,000)
Interest released from Trust Account	327,228	—

Net cash provided by (used in) investing activities	327,228	(304,980,000)

Cash Flows from Financing Activities:
Proceeds from advances from related parties	—	12,351,103
Repayment of advances from related parties	—	(13,392,365)
Proceeds received from initial public offering, gross	—	299,000,000
Proceeds received from private placement	—	14,960,000
Offering costs paid	(521,425)	(6,127,865)

Net cash (used in) provided by financing activities	(521,425)	306,790,873

Net change in cash	(1,155,721)	1,804,832
Cash - beginning of the period	1,804,832	—

Cash - end of the period	$649,111	$1,804,832

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in accounts payable	$—	$436,425
Offering costs included in accrued expenses	$15,000	$100,000
Offering costs advanced by related parties	$—	$135,095
Deferred underwriting commissions	$—	$10,465,000
Increase in redemption value of Class A common stock subject to possible redemption	$3,233,249	$—
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
As of December 31, 2022, the Company had not commenced any operations. All activities from December 30, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $649,000 in cash and a working deficit of approximately $175,000.

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

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
of Financial Statements—Going Concern,” management has also determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 8, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.
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
Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these financial statements.
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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, there were no cash equivalents present.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of December 31, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Offering Costs associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
at the end of each reporting period.
The warrants issued to investors in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at December 31, 2022 and 2021.
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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

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
There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the years ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$16,897,870	$4,224,467	$(2,525,929)	$(3,590,603)
Denominator:
Basic and diluted weighted average common shares outstanding	29,900,000	7,475,000	4,423,562	6,288,082

Basic and diluted net income (loss) per common share	$0.57	$0.57	$(0.57)	$(0.57)

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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

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
In March and April 2021, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors and to Darius Adamczyk, one of the advisors. The transfer of the Founder Shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of November 8, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).
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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

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
Director Interests
Mitchell Jacobson serves as a member of our board of directors and following the closing of our IPO, directly and indirectly, beneficially owns 285,000 shares (consisting of 35,000 Class B common stock and 250,000 Class A common stock).
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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Support Agreement
On November 3, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 and $20,000, respectively, in expenses for these services, which is included in general and administrative expenses – related party on the accompanying statements of operations. The Company accrued $140,000 and $20,000 as of December 31, 2022 and 2021, respectively, for these services on the accompanying balance sheets.
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
Note 6—Derivative Warrant Liabilities
As of December 31, 2022, the Company has 14,950,000 and
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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 29,900,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying balance sheets.
The Class A common stock subject to possible redemption reflected on balance sheets is reconciled on the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(9,269,000)
Class A shares issuance costs	(16,729,831)
Plus:
Accretion of carrying value to redemption value	31,978,831

Class A common stock subject to possible redemption, December 31, 2021	304,980,000
Increase in redemption value of Class A common stock subject to possible redemption	3,233,249

Class A common stock subject to possible redemption, December 31, 2022	$308,213,249

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8—Stockholder’s Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 29,900,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets (see Note 7).
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$309,262,272	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$2,436,850	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$2,468,400
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$304,983,967	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$11,810,500	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$11,968,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2021, when the Public Warrants were separately listed and traded.
Level 1 assets include investments in mutual funds invested in government securities or investments in U.S. government treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black Scholes simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 22, 2021. The Private Placement Warrants were measured at fair value using a Black Scholes simulation model at December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the Company recognized a charge to the statements of operations resulting from an increase (decrease) in the fair value of liabilities of approximately $18.9 million and ($5.2) million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
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

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31,

	2022	2021
Exercise price	$11.50	$11.50
Stock price	$10.17	$10.05
Volatility	6.0%	12.5%
Risk-free rate	4.47%	1.24%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities utilizing Level 3 measurements for the years ended December 31, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$11,968,000
Change in fair value of derivative warrant liabilities	(9,499,600)

Derivative warrant liabilities at December 31, 2022	$2,468,400

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	18,544,200
Transfer of Public Warrants to Level 1	(9,269,000)
Change in fair value of derivative warrant liabilities	2,692,800

Derivative warrant liabilities at December 31, 2021	$11,968,000

Note 10—Income Taxes
The income tax provision (benefit) consists of the following:

	For the years ended December 31,

	2022	2021

Current
Federal	$543,465	$—
State	—	—

Current income tax expense	543,465	—

Deferred
Federal	114,967	(67,762)
State	—	—
Valuation allowance	227,674	67,762

Deferred income tax expense	342,641	—

Income tax expense	$886,106	$—

JUNIPER II CORP.
NOTES TO FINANCIAL STATEMENTS

The Company’s net deferred tax assets are as follows:

	As of December 31,

	2022	2021

Deferred tax assets:
Start-up/Organization costs	$295,436	$30,489
Net operating loss carryforwards	—	37,273

Total deferred tax assets	295,436	67,762
Valuation allowance	(295,436)	(67,762)

Deferred tax asset, net of allowance	—	—

Deferred tax liabilities:
Unrealized gains on U.S. Treasuries	342,641	—

Total deferred tax liabilities	342,641	—

Net deferred tax asset (liability)	$(342,641)	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making
this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $227,674 and $67,762, respectively. As of December 31, 2022 and 2021, the Company has approximately
$-0-
and $177,000, respectively, of U.S. federal net operating loss carryovers, which do no
t expire, and no state net operating loss carryovers available to offset future taxable income.
A reconciliation of the statutory federal income tax rate (expense) to the Company’s effective tax
rate (expense) is as follows:

	December 31,

	2022	2021

Statutory Federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(18.0)%	(18.0)%
Financing costs - derivative warrant liabilities	0.0%	(1.9)%
Change in Valuation Allowance	1.0%	(1.1)%

Income Taxes Expense	4.0%	— %

Note 11—Subsequent Events
The Company has evaluated subsequent events that occurred after the balance sheet date up to
 April 5
, 2023, the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2023	JUNIPER II CORP.

	By:	/s/ Murray Grainger
	Name:	Murray Grainger
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Murray Grainger Murray Grainger	Chief Executive Officer and Director (Chairman) (Principal Executive Officer)	April 5, 2023

/s/ Noah Kindler Noah Kindler	Chief Financial Officer and Chief Technology Officer (Principal Accounting and Financial Officer)	April 5, 2023

s/ Mitchell Jacobson Mitchell Jacobson	Director	April 5, 2023

/s/ Mark Levy Mark Levy	Director	April 5, 2023

/s/ Andrew Teich Andrew Teich	Director	April 5, 2023