Form 10-Q
period 2023-03-31
Juniper II Corp.
filed 2023-05-23
CIK 1838814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(650)292-9660
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May 17, 2023,
4,735,819
 shares of Class A common stock (which includes shares of Class A common stock that are underlying the registrant’s units), par value $0.0001, and 7,475,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

JUNIPER II CORP.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
JUNIPER II CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$496,134	$649,111
Prepaid expenses	317,500	550,738

Total current assets	813,634	1,199,849
Prepaid expenses—long-term	—	—
Investments held in Trust Account	312,505,500	309,262,272

Total Assets	$313,319,134	$310,462,121

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$37,975	$39,611
Accrued expenses	885,200	363,386
Franchise tax payable	50,000	85,993
Income tax payable	1,200,803	543,465
Deferred income taxes	371,716	342,641

Total current liabilities	2,545,694	1,375,096
Derivative warrant liabilities	2,991,000	4,905,250
Deferred underwriting commissions	10,465,000	10,465,000

Total Liabilities	16,001,694	16,745,346
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 29,900,000 shares at $10.39 and $10.31 per share redemption value at March 31, 2023 and December 31, 2022, respectively	310,794,752	308,213,249
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,475,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	748	748
Additional paid-in capital	—	—
Accumulated deficit	(13,478,060)	(14,497,222)

Total stockholders’ deficit	(13,477,312)	(14,496,474)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$313,319,134	$310,462,121

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$865,803	$323,111
General and administrative expenses—related party	30,000	30,000
Franchise tax expenses	52,752	49,365

Loss from operations	(948,555)	(402,476)
Other income:
Interest income from operating account	716	—
Change in fair value of derivative warrant liabilities	1,914,250	11,515,400
Income from investments held in Trust Account	3,320,667	5,891

Net income before income taxes	4,287,078	11,118,815
Income tax expense	(686,413)	—

Net income	$3,600,665	$11,118,815

Weighted average shares outstanding of Class A common stock, basic and diluted	29,900,000	29,900,000

Basic and diluted net income per share, Class A common stock	$0.10	$0.30

Weighted average shares outstanding of Class B common stock, basic and diluted)	7,475,000	7,475,000

Basic and diluted net income per share, Class B common stock	$0.10	$0.30

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	7,475,000	$748	$—	$(14,497,222)	$(14,496,474)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(2,581,503)	(2,581,503)
Net income	—	—	—	—	—	3,600,665	3,600,665

Balance—Balance—March 31, 2023 (Unaudited)	—	$—	7,475,000	$748	$—	$(13,478,060)	$(13,477,312)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	7,475,000	$748	$—	$(32,386,310)	$(32,385,562)
Net income	—	—	—	—	—	11,118,815	11,118,815

Balance—Balance—March 31, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(21,267,495)	$(21,266,747)

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,600,665	$11,118,815
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,914,250)	(11,515,400)
Deferred income taxes	29,075	—
Income from investments held in Trust Account	(3,320,667)	(5,891)
Changes in operating assets and liabilities:
Prepaid expenses	233,238	12,074
Prepaid expenses—long-term	—	106,250
Accounts payable	(1,636)	155,642
Accrued expenses	521,814	33,976
Franchise tax payable	(35,993)	49,365
Income tax payable	657,338	—

Net cash used in operating activities	(230,416)	(45,169)

Cash Flows from Investing Activities:
Interest released from Trust Account	77,439	—

Net cash provided by investing activities	77,439	—

Cash Flows from Financing Activities:
Offering costs paid	—	(432,225)

Net cash used in financing activities	—	(432,225)

Net change in cash	(152,977)	(477,394)
Cash—beginning of the period	649,111	1,804,832

Cash—end of the period	$496,134	$1,327,438

Supplemental disclosure of noncash investing and financing activities:
Increase in redemption value of Class A common stock subject to possible redemption	$2,581,503	$—

Offering costs included in accounts payable	$—	$89,200

Offering costs included in accrued expenses	$—	$15,000

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
As of March 31, 2023, the Company had not commenced any operations. All activities from December 30, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $305.0 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule2a-7of
the Investment Company Act 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
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
The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). The Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s Class B common stock (“Founder Shares”) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor. In connection with the Extension Meeting (as defined below), the net tangible asset limitation was removed from the Amended and Restated Certificate of Incorporation.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company had 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination for six months (for a total of 24 months to complete a Business Combination) without submitting such proposed extension to the stockholders for approval or offering the Public Stockholders redemption rights in connection therewith. In order to extend the time available for the Company to consummate the initial Business Combination for an additional six months, the Sponsor or its affiliates or designees must deposit into the Trust Account an amount of $0.10 per Public Share, or approximately $2.6 million in the aggregate (or up to approximately $3.0 million in the aggregate if the underwriters’ over-allotment option is exercised in full) on or prior to18-month anniversary of the closing of the Initial Public Offering. Any such payments would be made in the form of a loan.
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or November 8, 2023 (or February 8, 2024, if extended by the board of directors), (Extended Date) to complete a Business Combination (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Liquidity and Capital Resources
As of March 31, 2023, the Company had approximately $496,000 in cash and a working capital deficit of approximately $1,732,000.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
of Financial Statements—Going Concern,” management has also determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by November 8, 2023 (or February 8, 2024, if extended by the board of directors), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 8, 2023.
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
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 6, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 6, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, there were no cash equivalents present.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
at the end of each reporting period.
The warrants issued to investors in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at March 31, 2023 and December 31, 2022.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023, and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception. The Company’s effective tax rate was 16.01% and 0.00% for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
Net Income Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the respective period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 29,910,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,880,532	$720,133	$8,895,052	$2,223,763
Denominator:
Basic and diluted weighted average common shares outstanding	29,900,000	7,475,000	29,900,000	7,475,000

Basic and diluted net income per common share	$0.10	$0.10	$0.30	$0.30

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Recent Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic470-20)and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):Accounting
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
In March and April 2021, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors and to Darius Adamczyk, one of the advisors. The transfer of the Founder Shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).
The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
On November 3, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000, respectively, in expenses for these services, which is included in general and administrative expenses—related party on the accompanying condensed statements of operations. The Company accrued $170,000 and $140,000 as of March 31, 2023 and December 31, 2022, respectively, for these services on the accompanying condensed balance sheets.
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
Note 6—Derivative Warrant Liabilities
As of March 31, 2023 and December 31, 2022, the Company has 14,950,000 and 14,960,000 Public Warrants and Private Placement Warrants outstanding, respectively.
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
Redemptions of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than30days’ prior written notice of redemption to each warrant holder (the“30-dayredemption period”); and

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

•
if, and only if, the last reported sales price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at $0.10 per warrant;

•	upon a minimum of30days’ prior written notice of redemption; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption to the warrant holders;

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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 29,900,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(9,269,000)
Class A shares issuance costs	(16,729,831)
Plus:
Accretion of carrying value to redemption value	35,212,080

Class A common stock subject to possible redemption, December 31, 2022	308,213,249
Increase in redemption value of Class A common stock subject to possible redemption	2,581,503

Class A common stock subject to possible redemption, March 31, 2023	$310,794,752

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8—Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 29,900,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,475,000 shares of Class B common stock issued and outstanding.
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March
 31, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$312,505,500	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$1,495,000	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$1,496,000	$—
December
 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$309,262,272	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$2,436,850	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$2,468,400
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
The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially measured at fair value using a Black Scholes simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since December 22, 2021. The Private Placement Warrants were measured at fair value using a Black Scholes simulation model at December 31, 2022. As of March 31, 2023, and subsequent measurements, the measurement of the Private Placement Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For the three months ended March 31, 2023 and 2022, the Company recognized a non-operating
gain resulting from an increase in the fair value of liabilities of approximately $1.9 million and $11.5 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2022
Exercise price	$11.50
Stock price	$10.17
Volatility	6.0%
Risk-free rate	4.47%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities utilizing Level 3 measurements for the three months ended March 31, 2023 and 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$2,468,400.00
Change in fair value of derivative warrant liabilities	(972,400.00)
Transfer to level 2	(1,496,000.00)

Derivative warrant liabilities at March 31, 2023	—

Derivative warrant liabilities at December 31, 2021	$11,968,000
Change in fair value of derivative warrant liabilities	(5,834,400)

Derivative warrant liabilities at March 31, 2022	$6,133,600

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.
Amendments to Amended and Restated Certificate of Incorporation
On May 2, 2023, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Extension Meeting”), to, among other things, amend the Amended and Restated Certificate of Incorporation to:
(i) extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all Public Shares, from May 8, 2023 (which is 18 months from the closing date of the IPO (the “Current Outside Date”)) to November 8, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments
up to three additional times, or a total of up to nine months after the Current Outside Date, until February 8, 2024, unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (the “Extension” and, such amendment, the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”); and
(ii) eliminate from the Amended and Restated Certificate of Incorporation the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with
Rule 3a51-1(g)(1) of
the Exchange Act (or any successor rule)) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (such amendment the “Redemption Limitation Amendment and, together with the Extension Amendment, the “Charter Amendments”).
The stockholders of the Company approved the Charter Amendments at the Extension Meeting and on May 2, 2023 the Company filed the Charter Amendments with the Secretary of State of the State of Delaware.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Redemption of Class A Common Stock
In connection with the Extension, 25,127,993 shares of Class A common stock were redeemed at a redemption price of approximately $10.41 per share, resulting in the payment of approximately $261.2 million from the Trust Account.
Non-Redemption
Agreements
In connection with the Extension Meeting, the Company and the Sponsor entered into non-redemption
agreements with 11 unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension Proposal or to reverse any previously submitted redemption demand with respect to an aggregate of 4,200,000 shares of the Company’s Class A common stock. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 1,260,000 Founder Shares (the “Forfeited Shares”), and in consideration of the Holders’ agreements, the Company shall issue to the Holders a number of Class A common stock equal to the Forfeited Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “company” are to Juniper II Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report (“Report”). You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part I, Item 1 of this Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 6, 2023 (the “2022 Annual Report”).

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

If we are unable to complete a business combination within 24 months from the closing of the initial public offering, or November 8, 2023, (or February 8, 2024, if extended by the board of directors), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the company’s remaining stockholders and the company’s board of directors, dissolve and liquidate, subject in each case to the company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Amendments to Amended and Restated Certificate of Incorporation

On May 2, 2023, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Extension Meeting”), to, among other things, amend the Amended and Restated Certificate of Incorporation to:

(i) extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all Public Shares, from May 8, 2023 (which is 18 months from the closing date of the IPO (the “Current Outside Date”)) to November 8, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Current Outside Date, until February 8, 2024, unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (the “Extension” and, such amendment, the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”); and

(ii) eliminate from the Amended and Restated Certificate of Incorporation the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act (or any successor rule)) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (such amendment the “Redemption Limitation Amendment and, together with the Extension Amendment, the “Charter Amendments”).

The stockholders of the Company approved the Charter Amendments at the Extension Meeting and on May 2, 2023 the Company filed the Charter Amendments with the Secretary of State of the State of Delaware.

Redemption of Class A Common Stock

In connection with the Extension, 25,127,993 shares of Class A common stock were redeemed at a redemption price of approximately $10.41 per share, resulting in the payment of approximately $261.2 million from the Trust Account.

Non-Redemption Agreements

In connection with the Extension Meeting, the Company and the Sponsor entered into non-redemption agreements with 11 unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension Proposal or to reverse any previously submitted redemption demand with respect to an aggregate of 4,200,000 shares of the Company’s Class A common stock. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 1,260,000 Founder Shares (the “Forfeited Shares”), and in consideration of the Holders’ agreements, the Company shall issue to the Holders a number of Class A common stock equal to the Forfeited Shares.

Chief Executive Officer and Chairman Appointment

On May 15, 2023, the board of directors of the Company appointed Bill Fradin to serve as Chief Executive Officer and Chairman of the Board of the Company, effective May 15, 2023.

Results of Operations

Our entire activity since inception up to March 31, 2023 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had net income of approximately $3.6 million, which consisted of approximately $3.3 million in interest income from investments held in the trust account and non-operating income of approximately $1.9 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $865,000 in general and administrative expenses, approximately $53,000 in franchise tax expense, $30,000 general and administrative expenses—related party and approximately $686,000 in income tax expense.

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

Liquidity and Going Concern

As of March 31, 2023, we had approximately $496,000 in cash and a working capital of approximately $1,732,000.

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

In March and April 2021, our sponsor transferred 35,000 founder shares to each of our independent directors and to Darius Adamczyk, one of our advisors. The transfer of the founder shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The founders shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the founders shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, we determined that a business combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of founders shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).

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

Each private placement warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If we do not complete a business combination by November 8, 2023 (or February 8, 2024, if extended by the board of directors), the proceeds of the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the private placement warrants.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

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

Net Income Per Share of Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 29,910,000 shares of our Class A common stock in the calculation of diluted loss per share, since such warrants are not yet exercisable. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The warrants issued to investors in our initial public offering and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the public warrants and private placement warrants were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of the public warrants has been measured based on the listed market price of such public warrants. The private placement warrants are measured at fair value using a Black Scholes model at March 31, 2023 and December 31, 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed in such filing.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Juniper II Corp. (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on May 3, 2023)

3.3	Amended and Restated Bylaws (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNIPER II CORP.

Date: May 22, 2023	By:	/s/ Bill Fradin
Bill Fradin
Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Noah Kindler
Noah Kindler
Chief Financial Officer and Chief Technology Officer
(Principal Accounting and Financial Officer)