Form 10-Q
period 2023-06-30
Juniper II Corp.
filed 2023-08-17
CIK 1838814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a
shel
l company (as defined in Rule 12b-2 of the Exchange Act
).    Yes  ☒    No  ☐
As of August 10, 2023, 4,772,007 shares of Class A common stock (which includes shares of Class A common stock that are underlying the registrant’s units), par value $0.0001, and 7,475,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

JUNIPER II CORP.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
JUNIPER II CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$1,689,284	$649,111
Prepaid expenses	187,500	550,738

Total current assets	1,876,784	1,199,849
Investments held in Trust Account	50,475,165	309,262,272

Total Assets	$52,351,949	$310,462,121

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$143,258	$39,611
Accrued expenses	900,917	363,386
Franchise tax payable	98,400	85,993
Income tax payable	1,341,176	543,465
Excise tax liability	2,617,478	—
Deferred income taxes	—	342,641

Total current liabilities	5,101,229	1,375,096
Derivative warrant liabilities	897,300	4,905,250
Deferred underwriting commissions	10,465,000	10,465,000

Total Liabilities	16,463,529	16,745,346
Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, $0.0001 par value; 4,772,007 and 29,900,000 shares at $10.57 and $10.31 per share redemption value at June 30, 2023 and December 31, 2022, respectively	50,427,209	308,213,249
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 7,475,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	748	748
Additional paid-in capital	—	—
Accumulated deficit	(14,539,537)	(14,497,222)

Total stockholders’ deficit	(14,538,789)	(14,496,474)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$52,351,949	$310,462,121

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$514,344	$305,983	$1,380,147	$629,094
General and administrative expenses—related party	30,000	30,000	60,000	60,000
Franchise tax expenses	50,000	49,863	102,752	99,228

Loss from operations	(594,344)	(385,846)	(1,542,899)	(788,322)
Other income:
Interest income from operating account	6,644	—	7,360	—
Change in fair value of derivative warrant liabilities	2,093,700	6,580,200	4,007,950	18,095,600
Income from investments held in Trust Account	1,798,866	211,283	5,119,533	217,174

Net income before income taxes	3,304,866	6,405,637	7,591,944	17,524,452
Income tax (expense) benefit	(368,657)	12,504	(1,055,070)	12,504

Net income	$2,936,209	$6,418,141	$6,536,874	$17,536,956

Weighted average shares outstanding of Class A common stock, basic and diluted	13,985,604	29,900,000	21,942,802	29,900,000

Basic and diluted net income per share, Class A common stock	$0.14	$0.17	$0.22	$0.47

Weighted average shares outstanding of Class B common stock, basic and diluted	7,475,000	7,475,000	7,475,000	7,475,000

Basic and diluted net income per share, Class B common stock	$0.14	$0.17	$0.22	$0.47

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	7,475,000	$748	$—	$(14,497,222)	$(14,496,474)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(2,581,503)	(2,581,503)
Net income	—	—	—	—	—	3,600,665	3,600,665

Balance—March 31, 2023 (Unaudited)	—	—	7,475,000	748	—	(13,478,060)	(13,477,312)
Excise tax liability in connection with redemptions	—	—	—	—	—	(2,617,478)	(2,617,478)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,380,208)	(1,380,208)
Net income	—	—	—	—	—	2,936,209	2,936,209

Balance—June 30, 2023 (Unaudited)	—	$—	7,475,000	$748	$—	$(14,539,537)	$(14,538,789)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	7,475,000	$748	$—	$(32,386,310)	$(32,385,562)
Net income	—	—	—	—	—	11,118,815	11,118,815

Balance—March 31, 2022 (Unaudited)	—	—	7,475,000	748	—	(21,267,495)	(21,266,747)
Net income	—	—	—	—	—	6,418,141	6,418,141

Balance—June 30, 2022 (Unaudited)	—	$—	7,475,000	$748	$—	$(14,849,354)	$(14,848,606)

The accompanying notes are an integral part of these condensed financial statements.

JUNIPER II CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$6,536,874	$17,536,956
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,007,950)	(18,095,600)
Deferred income taxes	(342,641)	—
Income from investments held in Trust Account	(5,119,533)	(217,174)
Changes in operating assets and liabilities:
Prepaid expenses	363,238	(75,318)
Deferred tax asset	—	(17,458)
Prepaid expenses—long-term	—	212,500
Accounts payable	103,647	111,792
Accrued expenses	537,531	79,965
Franchise tax payable	12,407	99,228
Income tax payable	797,711	4,954

Net cash used in operating activities	(1,118,716)	(360,155)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	261,747,751	—
Interest released from Trust Account	2,158,889	—

Net cash provided by investing activities	263,906,640	—

Cash Flows from Financing Activities:
Offering costs paid	—	(521,425)
Redemption of common stock	(261,747,751)	—

Net cash used in financing activities	(261,747,751)	(521,425)

Net change in cash	1,040,173	(881,580)
Cash—beginning of the period	649,111	1,804,832

Cash—end of the period	$1,689,284	$923,252

Supplemental disclosure of noncash investing and financing activities:
Increase in redemption value of Class A common stock subject to possible redemption	$3,961,711	$—

Excise tax liability accrued for common stock redemptions	$2,617,478	$—

Offering costs included in accrued expenses	$—	$15,000

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
As of June 30, 2023, the Company had not commenced any operations. All activities from December 30, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% or more of the Public Shares, without the prior consent of the Company.
The Sponsor agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem
100
% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination by November 8, 2023 (or February 8, 2024, if extended by the board of directors)

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
On May 2, 2023, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Extension Meeting”), to, among other things, amend the Amended and Restated Certificate of Incorporation to:
(i) extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all Public Shares, from May 8, 2023 (which is 18 months from the closing date of the IPO (the “Current Outside Date”)) to November 8, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments
up to three additional times, or a total of up to nine months after the Current Outside Date, until February 8, 2024, unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (the “Extension” and, such amendment, the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”); and
(ii) eliminate from the Amended and Restated Certificate of Incorporation the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with
Rule 3a51-1(g)(1)of
thee Exchange Act (or any successor rule)) of less than $5,000,001 (the “Redemption
Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (such amendment the “Redemption Limitation Amendment” and, together with the Extension Amendment, the “Charter Amendments”).
The stockholders of the Company approved the Charter Amendments at the Extension Meeting and on May 2, 2023 the Company filed the Charter Amendments with the Secretary of State of the State of Delaware.
Additionally, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 25,127,993 shares of Class A Common Stock at a redemption price of approximately $10.46 per share (without giving effect to any interest that may be withdrawn to pay taxes), for an aggregate redemption amount of approximately $262.9 million.
Liquidity and Capital Resources
As of June 30, 2023, the Company had approximately $1,689,000 in cash and a working capital deficit of approximately $3,224,000.

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
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
for the year ended December 31, 2022, as filed with the SEC on April 6, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on
Form10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, there were no
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,772,007 and 29,900,000 shares of Class A common stock subject to possible redemption, respectively, were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
at the end of each reporting period.
The warrants issued to investors in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value using a Black Scholes model at June 30, 2023 and December 31, 2022.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of
tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023, and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception. The Company’s effective tax rate was 11.15% and (0.20)% for the three months ended June 30, 2023 and 2022, respectively, and 13.90% and (0.07)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
Net Income Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the respective period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 29,910,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,913,490	$1,022,719	$5,134,513	$1,283,628
Denominator:
Basic and diluted weighted average common shares outstanding	13,985,604	7,475,000	29,900,000	7,475,000

Basic and diluted net income per common share	$0.14	$0.14	$0.17	$0.17

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$4,875,868	$1,661,006	$14,029,565	$3,507,391
Denominator:
Basic and diluted weighted average common shares outstanding	21,942,802	7,475,000	29,900,000	7,475,000

Basic and diluted net income per common share	$0.22	$0.22	$0.47	$0.47

Recent Accounting Standards
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
In March and April 2021, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent directors and to Darius Adamczyk, one of the advisors. The transfer of the Founder Shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).
The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the closing price of the Class A common stock equals or exceeds
$12.00 per
share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
On November 3, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, in expenses for these services, which is included in general and administrative expenses—related party on the accompanying condensed statements of operations. For the three and six months ended June 30, 2022, the Company incurred $
30,000 and $60,000, respectively, in expenses for these services, which is included in general and administrative expenses—related party on the accompanying condensed statements of operations. The Company accrued $20,000 and $140,000 as of June 30, 2023 and December 31, 2022, respectively, for these services on the accompanying condensed balance sheets.
Note 5—Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering (the “Registration Rights Agreement”), requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day option
from the date of the Initial Public Offering to purchase up to 3,900,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised such over-allotment option in full on
November 8, 2021
.
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
agreements with 1
2
 unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension Proposal or to reverse any previously submitted redemption demand with respect to an aggregate of 4,200,000 shares of the Company’s Class A common stock. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 1,260,000 Founder Shares (the “Forfeited Shares”), and in consideration of the Holders’ agreements, the Company shall issue to the Holders a number of Class A common stock equal to the Forfeited
Shares. In respect of such Class A
common
stock, each Holder is entitled to the registration rights set forth in the Registration Rights Agreement.
Excise Tax
In connection with the vote to approve the Charter Amendment, holders of 25,127,993 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $261,747,751. As such, the Company has recorded a 1% excise tax liability in the amount of $2,617,478 on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset within the same taxable year which will be evaluated and adjusted in the period in which the issuances occur.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6—Derivative Warrant Liabilities
As of June 30, 2023 and December 31, 2022, the Company has 14,950,000 and 14,960,000 Public Warrants and Private Placement Warrants outstanding, respectively.
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
The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “—Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00” and “—Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “—Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
Redemptions of Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $
18.00
—Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

•
if, and only if, the last reported sales price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days with in

a

30-
trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the

30
-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
As of June 30, 2023 and December 31, 2022, there were 4,772,007 and 29,900,000 shares of Class A common stock outstanding, respectively, which were all subject to possible redemption and classified outside of permanent equity in the accompanying condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(9,269,000)
Class A shares issuance costs	(16,729,831)
Plus:
Accretion of carrying value to redemption value	35,212,080

Class A common stock subject to possible redemption, December 31, 2022	308,213,249
Plus:
Increase in redemption value of Class A common stock subject to possible redemption	2,581,503
Class A common stock subject to possible redemption, March 31, 2023	310,794,752
Less:
Redemptions	(261,747,751)
Plus:
Increase in redemption value of Class A common stock subject to possible redemption	1,380,208

Class A common stock subject to possible redemption, June 30, 2023	$50,427,209

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8—Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one
vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,772,007 and 29,900,000 shares of Class A common stock issued and outstanding
, respectively
, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one
vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,475,000 shares of Class B common stock issued and outstanding.
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$50,475,165	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$448,500	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$448,800	$—
December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Accounts	$309,262,272	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$2,436,850	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$2,468,400
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
The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially measured at fair value using a Black Scholes simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since December 22, 2021. The Private Placement Warrants were measured at fair value using a Black Scholes simulation model at December 31, 2022. As of
March 31
, 2023, and subsequent measurements, the measurement of the Private Placement Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For the three and six months ended
June 30
, 2023, the Company recognized a
non-operating
gain resulting from an increase in the fair value of liabilities of approximately $2.1 million and $4.0 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations. For the three and six months ended June 30, 2022, the Company recognized a non-operating
income

resulting from an increase in the fair value of liabilities of approximately $6.6 million and $18.1 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.

JUNIPER II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2022
Exercise price	$11.50
Stock price	$10.17
Volatility	6.0%
Risk-free rate	4.47%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities utilizing Level 3 measurements for the three and six months ended June 30, 2023 and 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$2,468,400
Change in fair value of derivative warrant liabilities	(972,400)
Transfer to level 2	(1,496,000)

Derivative warrant liabilities at March 31, 2023 and June 30, 2023	—

Derivative warrant liabilities at December 31, 2021	$11,968,000
Change in fair value of derivative warrant liabilities	(5,834,400)

Derivative warrant liabilities at March 31, 2022	6,133,600
Change in fair value of derivative warrant liabilities	(3,291,200)

Derivative warrant liabilities at June 30, 2022	$2,842,400

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

Recent Developments

Amendments to Amended and Restated Certificate of Incorporation

On May 2, 2023, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Extension Meeting”), to, among other things, amend the Amended and Restated Certificate of Incorporation to:

(i) extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all Public Shares, from May 8, 2023 (which is 18 months from the closing date of the IPO (the “Current Outside Date”)) to November 8, 2023 (such date, the “Extended Date”), and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to three additional times, or a total of up to nine months after the Current Outside Date, until February 8, 2024, unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by our board of directors to be in the best interests of the Company (the “Extension” and, such amendment, the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”); and

(ii) eliminate from the Amended and Restated Certificate of Incorporation the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act (or any successor rule)) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (such amendment the “Redemption Limitation Amendment” and, together with the Extension Amendment, the “Charter Amendments”).

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

Results of Operations

Our entire activity since inception up to June 30, 2023 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2023, we had net income of approximately $2.9 million, which consisted of approximately $1.8 million in interest income from investments held in the trust account and non-operating income of approximately $2.1 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $514,000 in general and administrative expenses, approximately $50,000 in franchise tax expense, $30,000 general and administrative expenses—related party and approximately $369,000 in income tax expense.

For the three months ended June 30, 2022, we had a net income of approximately $6.4 million, which consisted of approximately $211,000 in interest income from investments held in the trust account, non-operating income of approximately $6.6 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $306,000 in general and administrative expenses, approximately $50,000 in franchise tax expense, $30,000 general and administrative expenses—related party and approximately $13,000 in income tax benefit.

For the six months ended June 30, 2023, we had net income of approximately $6.5 million, which consisted of approximately $5.1 million in interest income from investments held in the trust account and non-operating income of approximately $4.0 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $1.4 million in general and administrative expenses, approximately $103,000 in franchise tax expense, $60,000 general and administrative expenses—related party and approximately $1.0 million in income tax expense.

For the six months ended June 30, 2022, we had a net income of approximately $17.5 million, which consisted of approximately $217,000 in interest income from investments held in the trust account, non-operating income of approximately $18.1 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $629,000 in general and administrative expenses, approximately $99,000 in general and administrative expenses—related party and approximately $13,000 in income tax benefit.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $1,689,000 in cash and a working capital of approximately $3,224,000.

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

In March and April 2021, our sponsor transferred 35,000 founder shares to each of our independent directors and to Darius Adamczyk, one of our advisors. The transfer of the founder shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The founders shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the founders shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, we determined that a business combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of founders shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified).

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

Commitments and Contingencies

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of initial public offering (the “Registration Rights Agreement”), requiring us to register such securities for resale (in the case of the founder shares, only after conversion to Class A common stock). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Non-Redemption Agreements

In connection with the Extension Meeting, the Company and the Sponsor entered into non-redemption agreements with the Holders in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension Proposal or to reverse any previously submitted redemption demand with respect to an aggregate of 4,200,000 shares of the Company’s Class A common stock. In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 1,260,000 Founder Shares, and in consideration of the Holders’ agreements, the Company shall issue to the Holders a number of Class A common stock equal to the Forfe of such Class A common stock, each Holder is entitled to the registration rights set forth in the Registration Rights Agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,772,007 and 29,900,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying balance sheets, respectively.

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

Net Income Per Share of Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 29,910,000 shares of our Class A common stock in the calculation of diluted income per share, since such warrants are not yet exercisable. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The warrants issued to investors in our initial public offering and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the public warrants and private placement warrants were initially and subsequently measured at fair value using a Black Scholes model. Beginning as of December 22, 2021, the fair value of the public warrants has been measured based on the listed market price of such public warrants. The private placement warrants are measured at fair value using a Black Scholes model at June 30, 2023 and December 31, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Juniper II Corp. (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on May 3, 2023)

3.3	Amended and Restated Bylaws (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2021)

10.1	Form of Non-Redemption Agreement (incorporated by reference to Juniper II Corp.’s Current Report on Form 8-K, filed with the SEC on April 25, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNIPER II CORP.

Date: August 16, 2023	By:	/s/ Bill Fradin
Bill Fradin
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2023	By:	/s/ Noah Kindler
Noah Kindler
Chief Financial Officer and Chief Technology Officer
(Principal Accounting and Financial Officer)